Form 10QSB
period 2007-05-31
AOM Minerals Ltd.
filed 2007-07-16
CIK 1395005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2007.

[   ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period to

Commission File Number 333-142019

AOM MINERALS LTD.
(Exact name of small Business Issuer as specified in its charter)

Nevada	98-0525503
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

2258 Heidi Avenue
Burlington, Ontario,	L7M 3W4
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	(905) 315 - 8832

_____________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports),
and (2) has been subject to such filing requirements for the past 90 days [X] Yes   [   ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,000,000 Shares of $0.001 par value Common Stock issued and outstanding as of June 30, 2007.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended May 31, 2007 are not necessarily indicative of the results that can be expected for the year ending November 30, 2007.

AOM MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
FINANCIAL STATEMENTS
AS OF MAY 31, 2007 (UNAUDITED)
(Expressed in US Dollars)

AOM MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	2	BALANCE SHEET AS OF MAY 31, 2007 (UNAUDITED)

PAGE	3	STATEMENT OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2007 AND 2006, AND FOR THE PERIOD FROM JUNE 3, 2005 (INCEPTION) TO MAY 31, 2007 (UNAUDITED)

PAGE	4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JUNE 3, 2005 (INCEPTION) TO MAY 31, 2007 (UNAUDITED)

PAGE	5	STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED MAY 31, 2007 AND 2006 AND FOR THE PERIOD FROM JUNE 3, 2005 (INCEPTION) TO MAY 31, 2007 (UNAUDITED)

PAGES	6 - 9	NOTES TO UNAUDITED FINANCIAL STATEMENTS

AOM MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET (UNAUDITED)
AS OF MAY 31, 2007

ASSETS

CURRENT ASSETS
Cash	$35,743

Prepaid	2,620
TOTAL ASSETS	$38,363

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$10,685

TOTAL LIABILITIES	10,685

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 75,000,000 shares authorized,
11,000,000 shares issued and outstanding	11,000
Additional paid in capital	55,449
Other comprehensive income (loss)	(1,541)
Accumulated deficit during exploration stage	(37,230)
Total Stockholders’ Equity	27,678

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,363

See accompanying notes to unaudited financial statements.

AOM MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
(Expressed in US Dollars)

	For the	For the				For the
	Three	Three	For the Six		For the Six	Period from
	Months	Months	Months		Months	June 3, 2005
	Ended May	Ended May	Ended May		Ended May	(Inception) to
	31, 2007	31, 2006	31, 2007		31, 2006	May 31, 2007

OPERATING EXPENSES
Professional fees	$11,157	$-	$17,271		$-	$20,971
Exploration costs and expenses	1,019	-	2,519		-	6,219
General and administrative	1,202	-	2,455		-	6,385
Impairment of mineral property rights	-	-	-		-	3,600
Listing and filing	2,251	-	3,451		-	3,878
Total Operating Expenses	15,629	-	25,696		-	41,053

LOSS FROM OPERATIONS	(15,629)	-	(25,696)		-	(41,053)

OTHER INCOME

Interest income	222	-	632		-	911

Provision for Income Taxes	-	-	-		-	-

NET LOSS	$(15,407)	$-	$(25,064)		$-	$(40,142)

OTHER COMPREHENSIVE					-
INCOME

Foreign currency transaction gain (loss)	468	-	4			2,912
					-
COMPREHENSIVE LOSS	$(14,939)	$-	$(25,060)	$		$(37,230)

Net loss per share - basic and diluted	$-	$-	$-		$-	$(0.01)

Weighted average number of shares
outstanding during the period - basic
and diluted	11,000,000	8,191,304	11,000,000		5,700,000	6,602,957

See accompanying notes to financial statements.

AOM MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE PERIOD FROM JUNE 3, 2005 (INCEPTION) TO MAY 31, 2007
(Expressed in US Dollars)

					Accumulated
			Additional	Other	Deficit During
	Common Stock		Paid-In	Comprehensive	Exploration
	Shares	Amount	Capital	Income	Stage	Total

Net loss for the period from June 3, 2005
(inception) to November 30, 2005	-	$-	$-	$-	$(368)	$(368)

Balance, November 30, 2005	-	-	-	-	(368)	(368)
Common stock issued to founders for
cash ($0.001 per share)	5,500,000	5,500	-	-	-	5,500
Common stock issued for cash
($0.01 per share)	5,500,000	5,500	49,500	-	-	55,000
Net loss for the year ended November 30,
2006	-	-	-	-	(11,802)	(11,802)
Other comprehensive loss	-	-	-	(2,656)	-	(2,656)
Total Comprehensive loss	-	-	-	-	-	(14,458)

BALANCE, NOVEMBER 30, 2006	11,000,000	11,000	49,500	(2,656)	(12,170)	45,674
In-Kind Contribution of Expenses	-	-	5,949	-	-	5,949
Net loss for the six months ended May
31, 2007	-	-	-		(25,060)	(25,060)
Other comprehensive loss	-	-	-	1,115	-	1,115
Total Comprehensive loss	-	-	-	-	-	(23,945)

BALANCE, MAY 31, 2007	11,000,000	$11,000	$55,449	$(1,541)	$(37,230)	$27,678

See accompanying notes to financial statements.

AOM MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)

			For the
	For the Six	For the Six	Period from
	Months	Months	June 3, 2005
	Ended May	Ended May	(Inception) to
	31, 2007	31, 2006	May 31, 2007

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss	$(25,060)	$-	$(37,230)
Adjustments to reconcile net loss to net cash
used in operating activities:
Impairment of mineral rights	-	-	3,600
In-kind contribution of expenses	2,400		5,949
Changes in operating assets and liabilities:
Prepaid	(2,620)	-	(2,620)
Accounts Payable	6,885	-	10,685
Net Cash Used In Operating Activities	(18,395)	-	(19,616)

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of mineral property rights	-	-	(3,600)
Net Cash Used In Investing Activities	-	-	(3,600)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from issuance of common stock	-	-	60,500
Net Cash Provided By Financing
Activities	-	-	60,500

EFFECT OF EXCHANGE RATES ON CASH	1,115	-	(1,541)

NET INCREASE (DECREASE) IN CASH	(18,395)	-	37,284

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	53,023	-	-

CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$35,743	$-	$35,743

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

See accompanying notes to financial statements.

AOM MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
AS OF MAY 31, 2007
(Expressed in US Dollars)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

(B) Organization

AOM Minerals Ltd (an exploration stage company) (the “Company”) was incorporated under the laws of the State of Nevada on June 3, 2005. The Company is a natural resource exploration company with an objective of acquiring, exploring and if warranted and feasible, developing natural resource properties. Activities during the exploration stage include developing the business plan and raising capital.

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(E) Mineral Property

Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned properties are classified as tangible assets. The Company

AOM MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
AS OF MAY 31, 2007
(Expressed in US Dollars)

capitalized $3,600 related to the mineral rights which was subsequently impaired as of November 30, 2006.

(F) Long-Lived Assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

(G) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of May 31, 2007, the Company has a net operating loss carryforward of $37,230 available to offset future taxable income through 2027. The valuation allowance at May 31, 2007 was $12,689. The net change in the valuation allowance for the period ended May 31, 2007 was an increase of $5,110.

(H) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.” As of May 31, 2007 and 2006, there were no common share equivalents outstanding.

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

AOM MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
AS OF MAY 31, 2007
(Expressed in US Dollars)

(J) Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. These recent accounting pronouncements have no current applicability to the Company and have no effect on the financial statements.

(K) Foreign Currency Translation

In accordance with SFAS 52 "Foreign Currency Translation", the Company has determined that its functional currency is the United States Dollar. The Company recorded a comprehensive loss of $1,541 from the translation of cash held at a Canadian bank as of May 31, 2007.

(L) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At May 31, 2007, the Company had no amounts, in excess of FDIC insurance limits.

At May 31, 2007, the Company had total cash of $38,831 US in a Canadian bank which is uninsured.

(M) Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including accounts payable approximate fair value due to the relatively short period to maturity for this instrument

NOTE 2	ACQUISITION OF MINERAL PROPERTY

On March 31, 2006, the Company entered into an agreement for an option to acquire a 100% interest in The Maybe Property in the Kettle River Region of British Columbia, Canada for a purchase price of $3,600. The property consists of 2 mineral claims known as the Kenrick #1 and Hard To Beat Claims.

AOM MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
AS OF MAY 31, 2007
(Expressed in US Dollars)

In May 2006, a geological survey on the property was completed, geological report filed, and exploration program recommended.

Because the company has not yet established the viability of the property, the mineral rights were impaired 100% as of November 30, 2006.

NOTE 3	STOCKHOLDERS’ EQUITY

On May 31, 2006, the Company issued 5,500,000 shares of common stock to its founders for cash of $5,500 ($0.001 per share).

On May 31, 2006, the Company issued 5,500,000 shares of common stock for cash of $55,000 ($0.01 per share).

As of May 31, 2007, the Company’s President contributed rent and administrative expenses with a fair value of $5,949 to the Company (See Note 4).

NOTE 4	RELATED PARTY

As of May 31, 2007, the Company’s President contributed rent and administrative expenses with a fair value of $5,949 to the Company (See Note 3).

NOTE 5	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the exploration stage with no operations and has a cash outflow from operations of $19,616 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 2. Management’s Discussions and Analysis or Plan of Operation

Forward-Looking Statements

This Form 10-QSB includes -" forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding the Company's financial position, business strategy, and plans and objectives of management of the Company for the future operations, are forward-looking statements.

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

Aom Minerals Ltd. ("the Company", “we”, “us”) was incorporated in the state of Nevada on June 3, 2005. On March 2, 2006, the company purchased 100% interest in two mineral properties known as the Maybe Mineral Claims located in the Greenwood Mining Division of British Columbia, Canada. The company paid to Ms Kimberley Sinclair, a North Vancouver, Canada resident, $3,600 as consideration for the mineral claims purchase. The closing of the agreement took place on March 2, 2006.

Description, Location, Access and Mineralization

The Maybe Mineral Claim is located in the Greenwood Mining District in south central British Columbia, Canada, 14 miles northeast of the Village of Beaverdell, and the Beaverdell and Midway mountain ranges beyond the southern end of the Monashee Mountains. The property is situated on the west side of Kettle River at the confluence of the Kettle and Crick Creek, in the Greenwood Mining Region.

The property can be accessed from Beaverdell, British Columbia by vehicle 21 miles northeast along Christian Valley Road then 11 miles south along Westbridge Road. It can also be accessed from the Village of Rock Creek, British Columbia by travelling north along Provincial Highway 33 to Westbridge. The City of Kelowna, British Columbia, 78 miles northwest of Rock Creek, offers the necessary infrastructure to carry out our exploration program.

The area of the Maybe property is mapped as being underlain by arsenopyrite, chalcopyrite, pyrite, pyrrhotite and sphalerite. Mineralization occurs in a northeasterly -50 degree east dipping quartz fissure caused by contact with a shallow, north plunging anticline rockbed structure with a convex, or upwards fold.

Observations on the property have revealed mineralization which may have occurred due to mesothermal replacements or as vein-type of occurrences in the crystal, lithic volcanic andesite rock and in the intrusive rock units or skarn surroundings. The occurrences have been observed in the massive volcanic areas and where there is medium grain-sized intrusive rock within the steep dipping vertical faults and where there is some dissemination in the adjacent wall of rock. Mineralization almost always is accompanied due to any type of rock alteration.

Claim details:

Claim Name	Tenure Number	Cells	Mining Division	Expiry Date
Hard to Beat	530404	1	Greenwood Mining Div.	March 22, 2008
Kenrick	51393919	9	Greenwood Mining Div.	June 3, 2008

The claims were created on March 2, 2006 and June 3, 2006 respectively and are in good standing until March 22, 2008 and June 3, 2008. This means that the Hard to Beat claim will expire on March 22, 2008 and the Kenrick claim will expire on June 3, 2008 unless we complete at least $100 worth of exploration work on the claims by that date. If this required exploration work is incurred, then the deadlines are extended to March 22, 2009 and June 3, 2009 respectively. In subsequent years, we must spend at least $200 per year on the claims to extend the expiry date by one year.

We retained Mr. James W. McLeod, a professional geologist, to complete an evaluation of the Maybe property and to prepare a geology report on the claims.

Based on his review, Mr. McLeod concludes that the Maybe property warrants further exploration due to the geochemistry and inferred geological continuity.

Mr. McLeod recommends an initial exploration program consisting of three phases. The estimated cost for the exploration program is $34,000. The first phase would consist of prospecting and sampling in areas of exposed mineralization. Prospecting involves analyzing rocks on the property surface with a view to discovering indications of potential mineralization. Sampling involves gathering pieces of rock that appear to contain precious metals such as gold, and silver, or industrial metals such as copper and nickel. All samples gathered are sent to a laboratory where they are crushed and analysed for metal content.

The first phase is estimated to cost $4,000 as described below:

Budget – Phase I

Prospecting	$1,500
Rock Sampling	$2,500

Total Cost Phase I:	$4,000

The second phase consists of grid controlled VLF-EM and magnetometer surveys. A magnetometer survey measures the irregularities in the magnetic field in a given area. A VLF (Very Low Frequency) uses radio waves to determine whether rocks on a mineral property conduct electricity. Almost all of the precious and base metals that we seek are above average conductors of electricity and will affect VLF readings. An electromagnetic survey involves measuring the strength of the earth’s magnetic field using very low frequency wavelength. Variations in the magnetic readings on a property may indicate the increased likelihood of precious or base minerals in the area.

The second phase is estimated to cost $12,000 as described below:

Budget – Phase II

VLF-EM Survey	$6,000
Magnetometer Survey	$6,000
Total Cost Phase II:	$12,000

The third phase will consist of induced polarization surveys and trenching of anomalies. Induced polarization surveys measure various electrical responses to the passage of alternating currents of different frequencies. Readings can indicate the presence of certain types of mineral deposits. Trenching typically involves removing surface dirt and rock with heavy equipment and gathering rock and soil samples from below the property’s surface in areas with the most potential to host economically significant mineralization. Anomalies refer to any departures from the norm that may indicate the presence of mineralization in the underlying bedrock. In geophysical and geochemical surveying, it is an area where the property has significantly higher or lower mineralization that the surrounding area.

The third phase is estimated to cost $18,000 as described below.

Budget – Phase III
Induced Polarization	$6,000
Trenching of anomalies	$12,000
Total Cost Phase III:	$18,000

While the Company has sufficient funds to complete the recommended phase one and two of the exploration program on the Maybe mineral claim, it will require additional funding in to cover the anticipated professional fees and general administrative expenses and to eventually proceed with the proposed phase three of the recommended geological work program on the property. The Company anticipates that additional funding will be required in the form of equity financing from the sale of the company’s common stock. However the Company cannot provide investors with any assurance that it will be able to secure sufficient funding from the sale of its common stock to fund the subsequent phase four of the exploration program. The Company believes that debt financing will not be an alternative for funding the complete exploration program. The Company does not have any arrangements in place for any future equity financings.

As of May 31, 2007 the Company had total assets of $ 38,363 consisting of $ 35,743 cash and $ 2,620 in prepaid expenses. This represents the Company’s present and only sources of liquidity.

The Company’s liabilities at May31, 2007 totaled $ 10,685 consisting of accounts payables and accrued expenses.

For the three month period ending May 31, 2007 the Company generated no revenues and has incurred operating expenses of $ 15,629 consisting of $ 11,157 in professional fees, $ 1,019 in Exploration costs and expenses, $ 1,202 in general and administrative expenses and $ 2,251 in listing and filing fees.

For the six month period ending May 31, 2007 the Company generated no revenues and has incurred operating expenses of $ 25,696 consisting of $ 17,271 in professional fees, $ 2,519 in Exploration costs and expenses, $ 2,455 in general and administrative expenses and $ 3,451 in listing and filing fees.

The on-going negative cash flow from operations raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

The Company has not realized any revenues since inception, and for the three month period ended May 31, 2007, and it is presently operating at an ongoing deficit. The Company does not anticipate earning revenues unless it enters into commercial production on the Lucky Strike mineral property.

Plan of Operation

The Company’s plan of operation for the next twelve months is to complete the recommended phase one, two and three exploration programs on the Maybe property respectively as follows:

1.	The first phase would consist of prospecting and sampling in areas of exposed mineralization and is anticipated to cost $ 4,000.

2.	The second phase consists of grid controlled VLF-EM and magnetometer survey is estimated to cost $ 12,000.

3.	The third phase will consist of induced polarization surveys and trenching of anomalies and is estimated to cost $18,000.

The Company plans to commence the phase one exploration program on the Maybe property in the summer of 2007. The first phase would consist of prospecting and sampling in areas of exposed mineralization. Prospecting involves analyzing rocks on the property surface with a view to discovering indications of potential mineralization. Sampling involves gathering pieces of rock that appear to contain precious metals such as gold, and silver, or industrial metals such as copper and nickel. All samples gathered will be sent to a laboratory where they are analysed for metal content. The first exploration work program should take approximately up to two months to complete.

It will then undertake the phase two work program during the summer of 2007 which will consist of grid controlled VLF-EM and magnetometer surveys. A magnetometer survey measures the irregularities in the magnetic field in a given area. A VLF (Very Low Frequency) uses radio waves to determine whether rocks on a mineral property conduct electricity. Almost all of the precious and base metals that we seek are above average conductors of electricity and will affect VLF readings. An electromagnetic survey involves measuring the strength of the earth’s magnetic field using very low frequency wavelength. Variations in the magnetic readings on a property may indicate the increased likelihood of precious or base minerals in the area. This program will take approximately one month to complete.

The Company will then undertake the phase three work program during the fall of 2007 which will consist of induced polarization surveys and trenching of anomalies. Induced polarization surveys measure various electrical responses to the passage of alternating currents of different frequencies. Readings can indicate the presence of certain types of mineral deposits. Trenching typically involves removing surface dirt and rock with heavy equipment and gathering rock and soil samples from below the property’s surface in areas with the most potential to host economically significant mineralization. Anomalies refer to any departures from the norm that may indicate the presence of mineralization in the underlying bedrock. In geophysical and geochemical surveying, it is an area where the property has significantly higher or lower mineralization that the surrounding area. This program will take approximately one to three month to complete.

While the Company has sufficient funds to complete the recommended phase one and two of the exploration work program, it does not have the necessary funds to complete phase three of the recommended exploration program and to support its business operation for the next twelve months. Unless the company raises the necessary capital to implement its business plan during the next twelve months, it will be unable to support its operations and it will be forced to scale down or perhaps even cease its business operation.

In addition to the exploration program costs, the Company anticipates incurring approximately $39,000 for administrative expenses including accounting and audit costs ($13,000), legal fees ($8,000), rent and office costs ($6,000), computer costs ($3,000), telephone costs ($2,000), Edgar filings ($2,000) and general administrative costs ($5,000) over the next 12 months.

On April 11, 2007 the Company filed a Registration Statement on Form SB2 with the Securities and Exchange Commission of the United States in order to gain a full reporting status in the United States and to register 5,500,000 shares in its capital stock.

The company became a reporting Company upon effectiveness of its Registration Statement on Form SB2 on May 17, 2007.

The Company has retained a market maker to sponsor a 15c211 application with the National Association of Securities Dealers (NASD) in order to have its common shares posted for trading on the NASD Over the Counter Bulletin Board (OTC BB) upon approval of this application.

CRITICAL ACCOUNTING POLICIES

We have identified the policies outlined below as critical to our business operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Plan of Operations where such policies affect our reported and expected financial results. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Mineral Interest

Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned properties are classified as tangible assets. The Company capitalized $3,600 related to the mineral rights which was subsequently impaired as of November 30, 2006.

Going Concern

As reflected in the accompanying financial statements, the Company is in the exploration stage with limited operations and with a negative cash flow from operations of $19,616 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. In addition, we will require additional funds to expand operations and for further exploration

Management has plans to seek additional capital funding to implement its business plan through private placement and public offerings of common shares in its capital stock

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. These recent accounting pronouncements have no current applicability to the Company and have no effect on the financial statements.

Item 3. Controls and Procedures

Our management, which includes our Chief Executive Officer and our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Report on Form 8-K

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

There were no reports filed on form 8K during the three months ending May 31, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aom Minerals Ltd.

/s/ “Michael Shamber”
Michael Shamber, Director

Date: July 14, 2007.