Form 10QSB
period 2007-08-31
AOM Minerals Ltd.
filed 2007-09-27
CIK 1395005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2007.

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

____________________________________________________________
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
11,000,000 Shares of $0.001 par value Common Stock issued and outstanding as of September 25, 2007.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended August 31, 2007 are not necessarily indicative of the results that can be expected for the year ending November 30, 2007.

AOM MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
FINANCIAL STATEMENTS
AS OF AUGUST 31, 2007
(UNAUDITED)
(Expressed in US Dollars)

AOM MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	2	BALANCE SHEET AS OF AUGUST 31, 2007 (UNAUDITED)

PAGE	3	STATEMENT OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2007 AND 2006, AND FOR THE PERIOD FROM JUNE 3, 2005 (INCEPTION) TO AUGUST 31, 2007 (UNAUDITED)

PAGE	4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JUNE 3, 2005 (INCEPTION) TO AUGUST 31, 2007 (UNAUDITED)

PAGE	5	STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED AUGUST 31, 2007 AND 2006 AND FOR THE PERIOD FROM JUNE 3, 2005 (INCEPTION) TO AUGUST 31, 2007 (UNAUDITED)

PAGES	6 - 9	NOTES TO UNAUDITED FINANCIAL STATEMENTS

AOM MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
AS OF AUGUST 31, 2007
(UNAUDITED)
(Expressed in US Dollars

ASSETS

CURRENT ASSETS
Cash	$23,988
Prepaid	2,620
TOTAL ASSETS	$26,608

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,277

TOTAL LIABILITIES	4,277

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 75,000,000 shares authorized,
11,000,000 shares issued and outstanding	11,000
Additional paid in capital	56,649
Other comprehensive income (loss)	(1,297)
Accumulated deficit during exploration stage	(44,021)
Total Stockholders’ Equity	22,331

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,608

See accompanying notes to unaudited financial statements.

AOM MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)
(Expressed in US Dollars)

		For the	For the	For the	For the
	For the Three	Three	Nine	Nine	Period from
	Months	Months	Months	Months	June 3, 2005
	Ended	Ended	Ended	Ended	(Inception) to
	August 31,	August 31,	August 31,	August 31,	August 31,
	2007	2006	2007	2006	2007

OPERATING EXPENSES
Professional fees	$2,623	$500	$19,894	$500	$23,594
Exploration costs and expenses	-	3,700	2,519	3,700	6,219
General and administrative	4,206	171	6,657	171	10,587
Impairment of mineral property rights	-	3,600	-	3,600	3,600
Listing and filing	155	427	3,606	427	4,033
Total Operating Expenses	6,984	8,398	32,676	8,398	48,033

LOSS FROM OPERATIONS	(6,984)	(8,398)	(32,676)	(8,398)	(48,033)

OTHER INCOME

Foreign currency transaction gain	-	-	-	-	2,908
Interest income	193	155	825	155	1,104

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(6,791)	$(8,243)	$(31,855)	$(8,243)	$(44,021)

OTHER COMPREHENSIVE
INCOME
Foreign currency translation Loss	244	-	1,359	-	(1,297)

COMPREHENSIVE LOSS	$(6,547)	$(8,243)	$(30,492)	$(8,243)	$(45,318)
Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average number of shares
outstanding during the period - basic
and diluted	11,000,000	9,527,717	11,000,000	6,063,869

See accompanying notes to financial statements.

AOM MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JUNE 3, 2005 (INCEPTION) TO AUGUST 31, 2007
(UNAUDITED)
(Expressed in US Dollars)

					Accumulated
			Additional	Other	Deficit During
	Common Stock		Paid-In	Comprehensive	Exploration
	Shares	Amount	Capital	Income	Stage	Total

Net loss for the period from June 3, 2005
(inception) to November 30, 2005	-	$-	$-	$-	$(368)	$(368)

Balance, November 30, 2005	-	-	-	-	(368)	(368)
Common stock issued to founders for
cash ($0.001 per share)	5,500,000	5,500	-	-	-	5,500
Common stock issued for cash
($0.01 per share)	5,500,000	5,500	49,500	-	-	55,000
Net loss for the year ended November 30,
2006	-	-	-	-	(11,802)	(11,802)
Other comprehensive loss	-	-	-	(2,656)	-	(2,656)
Total Comprehensive loss	-	-	-	-	-	(14,458)

BALANCE, NOVEMBER 30, 2006	11,000,000	$11,000	49,500	(2,656)	(12,170)	45,674
In-Kind Contribution of Expenses	-	-	7,149	-	-	7,149
Net loss for the nine months ended
August 31, 2007	-	-	-		(31,851)	(31,851)
Other comprehensive loss	-	-	-	1,359	-	1,359
Total Comprehensive loss	-	-	-	-	-	(30,492)

BALANCE, AUGUST 31, 2007	11,000,000	$11,000	$56,649	$(1,297)	$(44,021)	$22,331

See accompanying notes to financial statements.

AOM MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Expressed in US Dollars)

			For the
	For the Nine	For the Nine	Period from
	Months	Months	June 3, 2005
	Ended	Ended	(Inception) to
	August 31,	August 31,	August 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss	$(31,851)	$(8,285)	$(44,021)
Adjustments to reconcile net loss to net cash
used in operating activities:
Impairment of mineral rights	-	-	3,600
In-kind contribution of expenses	7,149	-	7,149
Changes in operating assets and liabilities:
Prepaid	(2,620)	-	(2,620)
Accounts Payable	(3,072)	382)	4,277
Net Cash Used In Operating Activities	(30,394)	(7,903)	(31,615)

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of mineral property rights	-	-	(3,600)
Net Cash Used In Investing Activities	-	-	(3,600)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from issuance of common stock	-	58,500	60,500
Net Cash Provided By Financing
Activities	-	58,500	60,500

EFFECT OF EXCHANGE RATES ON CASH	1,359	-	(1,297)

NET INCREASE (DECREASE) IN CASH	(29,035)	50,597	23,988

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	53,023	-	-

CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$23,988	$50,597	$23,988
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

See accompanying notes to financial statements.

AOM MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2007
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
AS OF AUGUST 31, 2007
(Expressed in US Dollars)

(E) Mineral Property

Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned properties are classified as tangible assets. The Company capitalized $3,600 related to the mineral rights which was subsequently impaired as of November 30, 2006.

(F) Long-Lived Assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset August not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

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

(H) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.” As of August 31, 2007 and 2006, there were no common share equivalents outstanding.

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

AOM MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2007
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

(K) Foreign Currency Translation

In accordance with SFAS 52 "Foreign Currency Translation", the Company has determined that its functional currency is the United States Dollar. The Company recorded a comprehensive loss of $1,297 from the translation of cash held at a Canadian bank as of August 31, 2007.

(L) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At August 31, 2007, the Company had no amounts, in excess of FDIC insurance limits.

At August 31, 2007, the Company had total cash of $23,988 US in a Canadian bank which is uninsured.

(M) Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including accounts payable approximate fair value due to the relatively short period to maturity for this instrument

NOTE 2	ACQUISITION OF MINERAL PROPERTY

On March 31, 2006, the Company entered into an agreement for an option to acquire a 100% interest in The Augustbe Property in the Kettle River Region of British Columbia, Canada for a purchase price of $3,600. The property consists of 2 mineral claims known as the Kenrick #1 and Hard To Beat Claims.

AOM MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2007
(Expressed in US Dollars)

In August 2006, a geological survey on the property was completed, geological report filed, and exploration program recommended.

Because the company has not yet established the viability of the property, the mineral rights were impaired 100% as of November 30, 2006.

NOTE 3	STOCKHOLDERS’ EQUITY

On August 31, 2006, the Company issued 5,500,000 shares of common stock to its founders for cash of $5,500 ($0.001 per share).

On August 31, 2006, the Company issued 5,500,000 shares of common stock for cash of $55,000 ($0.01 per share).

As of August 31, 2007, the Company’s President contributed rent and administrative expenses with a fair value of $7,149 to the Company (See Note 4).

NOTE 4	RELATED PARTY

As of August 31, 2007, the Company’s President contributed rent and administrative expenses with a fair value of $7,149 to the Company (See Note 3).

NOTE 5	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the exploration stage with no operations and has a cash outflow from operations of $31,615 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Mr. McLeod recommends an initial exploration program consisting of three phases. The estimated cost for the exploration program is $34,000. The first phase would consist of prospecting and sampling in areas of exposed mineralization. Prospecting involves analyzing rocks on the property surface with a view to discovering indications of potential mineralization. Sampling involves gathering pieces of rock that appear to contain precious metals such as gold, and silver, or industrial metals such as copper and nickel. All samples gathered are sent to a laboratory where they are crushed and analyzed for metal content.

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

The second phase is estimated to cost $12,000 as described below:

Budget – Phase II

VLF-EM Survey	$ 6,000
Magnetometer Survey	$ 6,000
Total Cost Phase II:	$12,000

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

The third phase is estimated to cost $18,000 as described below.

Budget – Phase III

Induced Polarization	$ 6,000
Trenching of anomalies	$12,000
Total Cost Phase III:	$18,000

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

As of August 31, 2007 the Company had total assets of $ 26,608 consisting of $ 23,988 cash and $ 2,620 in prepaid expenses. This represents the Company’s present and only sources of liquidity. The Company’s liabilities at August 31, 2007 totaled $ 4,277 consisting of accounts payables and accrued expenses.

For the three month period ending August 31, 2007 the Company generated no revenues and has incurred operating expenses of $ 6,984 consisting of $ 2,623 in professional fees, $ 4,206 in general and administrative expenses and $ 155 in listing and filing fees.

For the nine month period ending August 31, 2007 the Company generated no revenues and has incurred operating expenses of $ 32,676 consisting of $ 19,894 in professional fees, $ 2,519 in Exploration costs and expenses, $ 6,657 in general and administrative expenses and $ 3,606 in listing and filing fees.

The on-going negative cash flow from operations raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

The Company has not realized any revenues since inception, and for the three month period ended August 31, 2007, and it is presently operating at an ongoing deficit. The Company does not anticipate earning revenues unless it enters into commercial production on the Maybe mineral property.

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

The Company plans to commence the phase one exploration program on the Maybe property in the month of October 2007. The first phase would consist of prospecting and sampling in areas of exposed mineralization. Prospecting involves analyzing rocks on the property surface with a view to discovering indications of potential mineralization. Sampling involves gathering pieces of rock that appear to contain precious metals such as gold, and silver, or industrial metals such as copper and nickel. All samples gathered will be sent to a laboratory where they are analyzed for metal content. The first exploration work program should take approximately up to two months to complete.

It will then undertake the phase two work program during the fall of 2007 which will consist of grid controlled VLF-EM and magnetometer surveys. A magnetometer survey measures the irregularities in the magnetic field in a given area. A VLF (Very Low Frequency) uses radio waves to determine whether rocks on a mineral property conduct electricity. Almost all of the precious and base metals that we seek are above average conductors of electricity and will affect VLF readings. An electromagnetic survey involves measuring the strength of the earth’s magnetic field using very low frequency wavelength. Variations in the magnetic readings on a property may indicate the increased likelihood of precious or base minerals in the area. This program will take approximately one month to complete.

The Company will then undertake the phase three work program during the winter of 2007/2008 which will consist of induced polarization surveys and trenching of anomalies. Induced polarization surveys measure various electrical responses to the passage of alternating currents of different frequencies. Readings can indicate the presence of certain types of mineral deposits. Trenching typically involves removing surface dirt and rock with heavy equipment and gathering rock and soil samples from below the property’s surface in areas with the most potential to host economically significant mineralization. Anomalies refer to any departures from the norm that may indicate the presence of mineralization in the underlying bedrock. In geophysical and geochemical surveying, it is an area where the property has significantly higher or lower mineralization that the surrounding area. This program will take approximately one to three month to complete.

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

The Company has retained a market maker to sponsor a 15c211 application with the National Association of Securities Dealers (NASD) in order to have its common shares posted for trading on the NASD Over the Counter Bulletin Board (OTC BB) upon approval of this application. On September 25, 2007 the company received such approval by NASD and its common shares are now posted and trading under the symbol AOME.

CRITICAL ACCOUNTING POLICIES

We have identified the policies outlined below as critical to our business operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations are discussed throughout Management's Plan of Operations where such policies affect our reported and expected financial results. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Mineral Interest

Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned properties are classified as tangible assets. The Company capitalized $3,600 related to the mineral rights which was subsequently impaired as of November 30, 2006.

Going Concern

As reflected in the accompanying financial statements, the Company is in the exploration stage with limited operations and with a negative cash flow from operations of $31,615 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

There were no reports filed on form 8K during the three months ending August 31, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aom Minerals Ltd.

/s/ “Michael Shamber”
Michael Shamber, Director

Date: September 25, 2007.