Form 10KSB
period 2007-11-30
PURIO INC.
filed 2008-03-17
CIK 1395005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]

Commission file number 333-142019

PURIO INC.
(name of small business issuer in its charter)

Nevada	98-0525503
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1048 1685 H Street
Blaine, Washington	98320
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (866) 698-0146

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State Issuer’s revenues for its most recent fiscal year: $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

41,001,288 common shares at $0.615 (1) = $25,215,792

(1) Average of bid and ask closing prices on March 6, 2008

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date.

55,234,603 common shares issued and outstanding as of March 6, 2008

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

EXPLANATORY NOTE

As previously reported in our Current Report on Form 8-K filed on February 14, 2008, we completed a share exchange transaction with Purio Environmental Water Source, Inc., a private Nevada corporation (“Purio”), and the shareholders of Purio that resulted in Purio becoming a wholly-owned subsidiary of our company and our company’s new operating business as of February 13, 2008. The closing of the share exchange transaction resulted in a change of control of our company. The share exchange transaction was accounted for as a reverse acquisition and, as a result, our company’s (the legal acquirer) consolidated financial statements will, in substance, be those of Purio (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of our company being included effective from the date of the closing of the share exchange transaction. However, the share exchange transaction was not completed until February 13, 2008, after the end of our company’s most recent fiscal year on November 30, 2007. Thus, we were required to file this Annual Report on Form 10-KSB for our business activities prior to the closing of the share exchange transaction and as of November 30, 2007. Although this Annual Report on Form 10-KSB includes descriptions of the share exchange transaction and the business of the combined entity after the closing of the share exchange agreement, the financial statements and information included in connection therewith are only those of our company, the legal acquirer, prior to the closing of the share exchange transaction and as of November 30, 2007.

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “CDN$” refer to Canadian dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, and “Purio” mean Purio Inc., unless otherwise indicated.

Corporate History

We were incorporated pursuant to the laws of the State of Nevada on June 3, 2005 under the name AOM Minerals Ltd. Our principal office is located at 1048 1685 H Street, Blaine, Washington, USA 98320. Effective October 29, 2007, we effected a five (5) for one (1) forward stock split of our authorized, issued and outstanding common stock. The forward stock split was approved by NASDAQ at the open of business on November 2, 2007.

Following our incorporation, we engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discovered.

We were not financially successful in implementing our business plan as a mineral property exploration company and were not able to generate any revenue. As management of our company investigated opportunities and challenges in the business of being a mineral property exploration company, management realized that the business did not present the best opportunity for our company to realize value for our shareholders. Accordingly, we abandoned our previous business plan and focused on the identification of suitable businesses with which to enter into a business opportunity or business combination, which ultimately led to the transaction with Purio Environmental Water Source, Inc. (“Purio”).

On December 7, 2007, we entered into a share exchange agreement with Purio, a private Nevada corporation. Pursuant to the terms of the share exchange agreement, we agreed to acquire all of the issued and outstanding shares of Purio’s common stock in exchange for the issuance by our company of 27,500,000 shares of our common stock to the shareholders of Purio.

On February 11, 2008, we entered into an amended and restated share exchange agreement with Purio and the shareholders of Purio, and the agreement was amended slightly to alter some closing conditions on February 13, 2008. The amended agreement amends and restates the share exchange agreement dated December 7, 2007 in its entirety except for Schedule 2A, Schedule 2B and Schedule 3 which were previously executed by the shareholders of Purio. Pursuant to the amended agreement, we agreed to acquire all of the issued and outstanding shares of Purio’s common stock in exchange for the issuance by our company of approximately 27,734,603 shares of our common stock to the shareholders of Purio.

Business Subsequent to the Acquisition of Purio Environmental Water Source Inc.

As of the closing date of the amended agreement on February 13, 2008, we adopted the business of selling clarified and reclaimed product water for human consumption, and agricultural, industrial, domestic and recreational uses. Our business strategy is to generate revenues through the production, processing and distribution of clarified and reclaimed product water. In addition, we intend to distribute water purification equipment in Canada, the Unites States and internationally through license agreements and other appropriate arrangements.

Our Business

Purio was incorporated under the laws of the State of Nevada and its principal offices are located at 1048 1685 H Street, Blaine, Washington, USA. Purio owns proprietary water clarification technology suitable to a broad number of applications including the clarification of surface water, industrial process water and sewage. Purio intends to use its technology initially for industrial and commercial applications to reclaim water and reduce the need for fresh water in such applications. Purio further intends to use its proprietary technology to produce potable water for commercial and residential use. In all cases, Purio intends to retain ownership and operation of its proprietary technology and selling the produce water to end users.

Overview

Increased water consumption for personal, industrial, agricultural, domestic and recreational uses may lead to shortages of global water supplies. Our management believes that water usage may increase globally in the short and long term as a result of increases in population, industrial activity and pollution. As water supplies become depleted, commercial processes for water recycling and the treatment of wastewater, or other unusable forms of water, may be desirable, and even considered necessary, to meet demands for water worldwide. In addition to the increasing quantity of water required to meet global demand, of great importance is the quality of water particularly if it is prepared for human consumption, food production and food preparation.

Products and Services

Purio acquired its patented water treatment technology through the enforcement of a generally security agreement which gave Purio a secured interest in various assets of Proteus Environmental Systems Inc. (“Proteus”). Daryl English, our President and Chief Executive Officer, was the President of Proteus when Purio entered into the general security agreement with Proteus. On December 14, 2001, Purio enforced our security interest and became the owner of, among other assets, US patent 5904855 and Canadian patent application number CA2277922; both of which relate to Purio’s water clarification technology.

Our patented water treatment technology has the potential to satisfy a significant demand for clean water suitable for human consumption, agricultural, industrial, domestic and recreational uses. The technology has a wide range of applications, including wastewater treatment, process water recycling, and drinking water production. It works as a continuous-flow water/suspended-solids primary separation system. The process mechanically separates suspended solids from liquids, without the use of membranes or filters. When the process is applied to residential wastewater, the solids can be further processed through various forms of bio-reduction technology, including composting, thereby creating a value-added by-product suitable for uses in agriculture, horticulture, or landscaping. We believe the same clarification equipment, because of its versatility, has similar potential for the economical reclamation of process water normally disposed of in industrial and agricultural applications such as food processing. In addition, the technology is also capable of primary clarification of dirty surface water from ponds and rivers as a first stage in providing safe drinking water. Clarified water may be further sanitized by ozonation and treated by such means as reverse osmosis to become high-quality potable water.

In addition, we intend to distribute a comprehensive line of in-home and office drinking water purification equipment in Canada and the Unites States. We have entered into a license agreement with Earl Switenky doing business as UltraSafe Water Source (“UltraSafe”) for the marketing and distribution of UltraSafe’s water purification equipment. Mr. Switenky is one of our directors and was a director and officer of Purio at the time the licensing agreement was entered into. To date we are the only entity with rights to distribute UltraSafe’s equipment, which consists of an under the counter reverse osmosis water purification system under the brand name of Guardian and complementary products such as shower filters.

We believe we can deliver a superior water clarification product by focusing on the three main categories of contaminants that may make water unsafe to drink. One contaminant is suspended solids. These are particles of various sizes which can be mixed with the water. They may make the water murky and give it a cloudy, perhaps even muddy appearance. This cloudiness is called turbidity. The second contaminant is dissolved solids. These are contaminants that are dissolved in the water in much the same way that sugar dissolves and disappears when stirred into clear water. They may be particles of inorganic minerals or metals or they could be particles of organic compounds. Collectively they may give water offensive tastes, colors or smells. The third important category is the pathogenic contaminants. These are the bacteria, viruses, cysts and parasites that may cause serious illness or even death when consumed by humans.

In the past, equipment which has been designed to process in around 10,000-13,000 USG per day has relied on clarifying the water by filtering it through membrane style filters and then attempting to sanitize it using heavy doses of chlorine. The problems with this approach range from filters plugging and requiring substantial expense to clean or replace to the fact that chlorine is entirely reliable in sanitizing water as it can be ineffective against some cysts, it’s expensive, clumsy, dangerous to handle, can create deadly compounds like chloroform with organic compounds and is a known carcinogen. In contrast, large-scale municipal water treatment plants (100,000+ cu meters/D, 25 million USG) achieve greater economies by mechanically separating the suspended solids using special flocculants that clarify the water without high doses of harsh chemicals.

We believe that our patented technology has the ability to separate the suspended solids from contaminated water (or residential waste-water) using small scale, portable technology generally reserved for larger operations. In the primary stage of clarification our equipment clarifies water on a flow-through basis using no membrane filtration. Because of its modular design, with each module easily handling flows of 10,000 USG/day, we can custom design installations to accommodate varying requirements. Our technology employs a closed system design which emits no odors and it’s almost silent in its operation. It can be stopped and started without loss of efficiency and its compact size, (about the size of one parking space) makes it transportable. It is capable of producing sanitary clarified water through the use of our proprietary sanitizing agent and without chlorine. The product water can then be further upgraded using readily available equipment as fine as reverse osmosis if the objective is to produce deliciously pure drinking water.

Distribution Methods

We intend to commercialize our technology via a number of channels including licensing agreements with strategic partners to build, sell and operate units outside of North America. We also intend to engage in outright sales of our second generation units to end users and will build, own and operate, on a fee for service basis, these larger permanent installation stations in North America.

Competition

The water treatment industry is widespread and highly competitive. Many entities in the United States and around the world compete with our efforts to produce, process and distribute treated water and water purification equipment. We face, and expect to continue to face, competition from entities that distribute treated water and water purification equipment. Many of our competitors have substantially greater capital resources and more experience in research and development, manufacturing and marketing than we do. In addition, we may not succeed in distributing our products and bringing them to market in a cost-effective and timely manner relative to our competitors. Moreover, they may have greater name recognition than we do and may offer discounts as a competitive tactic. We believe that our competitive edge is that our technology is almost silent, emits no odors, is compact and transportable, and does not require the use of chlorine.

The technologies for processing wastewater and approaches for commercializing those technologies are evolving. Technological developments may result in our processes becoming obsolete before we recover a significant portion of any capital expenditures that we may incur. If we are unable to commence processing of wastewater for the production of potable water for commercial and residential use, our financial condition will be adversely affected. Moreover, any technologies that we may develop may be made obsolete by more efficient technologies that may be developed by our competitors in the future.

Customers

We do not yet have any customers. Our prospective customers include federal, state and municipal governments, developers, industrial plants who use water in their processes, foodstuffs producers and growers, home owners, business offices, the hospitality industry, temporary camps and emergency relief agencies.

Intellectual Property

Our proprietary water clarification technology is patented under U.S. Patent Number 5,904,855. The patent expires on May 18, 2014. We have also applied to patent this technology in Canada. It is management’s intention to file future patent applications occasioned by any improvements made to our water clarification technology.

Government Regulation

The discharge of wastewater into the environment and the production of potable water is subject to strict regulatory standards. These regulatory standards are controlled by the states in the United States and by the provinces in Canada. Our technology has been reviewed and approved for the treatment of wastewater and the discharge of effluent in several provinces of Canada. Government regulations relating to reclamation of process water for re-use in commercial and industrial applications typically relate to matters of sanitation thereby presenting a lower threshold compared to wastewater release standards or potable water production standards.

In addition, the generation, handling, storage, transportation, treatment and disposal of waste material is subject to strict regulatory standards. Such laws and regulations are evolving constantly and it is difficult to predict the effect these regulations may have on us in the future.

Our operations are subject to a wide variety of federal, state, provincial and municipal laws and regulations, including those governing the use, storage, handling, generation, treatment, emission release, discharge and disposal of certain materials, substances and wastes, the remediation of contaminated soil and groundwater, and the health and safety of employees. As such, the nature of our operations exposes us to the risk of claims with respect to such matters and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. Environmental legislation also provides for standards, restrictions and prohibitions on the handling of certain types of waste and for releases, spills, emissions into the environment of substances that are being handled by our company. Any breach by our company of such legislation may result in the suspension or revocation of necessary licenses, permits or authorizations, civil liability and the imposition of fines and penalties which would adversely affect our financial condition.

Research and Development

We have spent approximately $15,000 on research and development expenditures during the last two fiscal years. Such expenditures included those associated with the testing of clarification equipment in the production of drinking water. We plan on spending approximately $150,000 to complete further testing of our clarification equipment over the next year. Our testing and research program will provide greater analysis of the chemical process and improvements in flow dynamics resulting from modifications to our equipment design.

Employees

Other than our directors and officers, we have no employees.

RISK FACTORS

In addition to other information in this annual report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Related to Our Business

Any product that we sell or develop must compete for market acceptance and market share.

An important factor will be the timing of market introduction of competitive products. Accordingly, the relative speed with which we and competing companies can develop products, complete any required approval processes, and supply commercial quantities of the products to the market will be an important element of market success. Significant competitive factors include timing and scope of regulatory approval, product availability, awareness and acceptance of our products and their application channels to market, marketing and sales capabilities, product attributes relative to their cost, price and exclusivity, through patent protection or otherwise.

Our research, development and commercialization efforts may not succeed or our competitors may develop and commercialize more effective or successful water purification products.

In order to remain competitive, we must regularly commit substantial resources to research and development and the commercialization of new products. The research and development process generally takes a significant amount of time from inception to commercial product launch. This process is conducted in various stages. During each stage there is a substantial risk that we will not achieve our goals on a timely basis, or at all, and we may have to abandon a product or technology platform in which we have invested substantial amounts. Other companies have products that compete with our products, and also may develop effective and commercially successful products. Our competitors may succeed in developing or commercializing products that are either more effective than ours, or that they market before we market new products that we may develop. There may be additional competitive products about which we are not aware. If our competitors are able to reach the commercial market before we are, this could have a material adverse effect on our ability to reach the commercial market and sell our products. Many of the organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in product development and in obtaining regulatory approvals, and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to license proprietary technology.

If we do not match our product manufacturing capability to customer demand in a cost-effective manner, our product sales may suffer, which could cause our business to fail.

Our product sales depend upon, among other things, our ability to manufacture our products in commercial quantities and in a cost-effective manner. To the extent there is a dramatic increase in demand for our products, we may not be able to manufacture the products in a quick and cost-effective manner. Our manufacturing success also depends, in part, on our ability to transition products from research and development into commercial scale manufacturing. If we are not successful in this transition, our ability to produce products may suffer, which could cause our business to fail.

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may have to limit or cease commercialization of our products.

The testing and marketing of our products gives rise to an inherent risk of product liability. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease commercialization of our products. We currently carry product liability insurance at a level we believe is commercially reasonable, although there is no assurance that it will be adequate to cover claims that may arise. In certain customer contracts we indemnify third parties for certain product liability claims related to our products. These indemnification obligations may cause us to pay significant sums of money for claims that are covered by these indemnifications.

Our lack of operating history means we may never generate revenues.

We are a recently incorporated development stage company with no operating results to date. As we have no operating history, we cannot evaluate our financial performance as of the date of this annual report. Our ability to continue our operations is dependent on our obtaining financing through the sale of our equity securities. We anticipate that we will incur increased operating costs without realizing any revenues into the foreseeable future. For the year ending December 31, 2008 we expect to incur approximately $200,000 in operating and capital expenses. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the sale of our product water, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

If we are unable to raise further financing, we may have to cease operations.

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we sell our product water. We estimate our average monthly operating expenses to be approximately $8,000. As a result, we will need to acquire further financing. There can be no assurance that we will be able to obtain the financing we require, or obtain such financing on terms that are commercially viable for us. These circumstances raise substantial doubt about our ability to continue as a going concern.

Our business could be significantly impacted by changes in government regulations relating to water clarification and/or reclamation, which could increase our operating expenses and prevent us from achieving profitability.

Our operations and properties are subject to a wide variety of federal, state, provincial and municipal laws and regulations, including those governing the use, storage, handling, generation, treatment, emission release, discharge and disposal of certain materials, substances and wastes, and the health and safety of employees. As such, the nature of our operations exposes us to the risk of claims with respect to such matters and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. Environmental legislation also provides for standards, restrictions and prohibitions on the handling of certain types of waste and for releases, spills, emissions into the environment of substances that are being handled by our company. Any breach by our company of such legislation may result in the suspension or revocation of necessary licenses, permits or authorizations, civil liability and the imposition of fines and penalties which could increase our expenses and prevent us from achieving or maintaining profitability.

Our proposed operations involve certain environmental risks, including spills or leaks of hazardous and/or flammable substances, which may negatively impact our financial condition.

Our proposed operations include the transport, storage, handling and processing of hazardous materials which involve inherent environmental risks. Any spillage or leaks of hazardous and/or flammable substances used in our operations may cause injury to persons and/or damage to property. As a result, we may become subject to liability for such hazards and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities and other expenses, such as restorative environmental costs, will have a negative impact on our financial condition.

We will depend on key service providers for assistance and expertise in beginning operations and any failure or loss of these relationships could delay our operations, increase our expenses and hinder our success.

We must establish and maintain relationships with several key providers for contracting, consulting and other services. If we should fail to maintain our relationship with any of these key providers, or if any of these providers should fail to perform, we would be forced to locate and retain alternative providers. As a consequence, due to the critical nature of these services, the commencement, and continuation, of our operations could be very seriously delayed, our start-up expenses could be significantly increased and our business could be greatly harmed, even to the point of failure of our company.

There are several agreements and relationships that remain to be negotiated, executed and implemented which will have a critical impact on our operations, expenses and profitability.

We have several agreements, documents and relationships that remain to be negotiated, executed and implemented before we can contemplate the sale of our product water. In some cases, the parties with whom we would need to establish a relationship have yet to be identified. Examples include agreements to supply us with access to transportation facilities, contracts with other utilities, contracts to sell our production and agreements with numerous consultants. Our expectations regarding the likely terms of these agreements and relationships could vary greatly from the terms of any agreement or relationship that may eventually be executed or established. If we are unable to enter into these agreements or relationships on satisfactory terms, or if revisions or amendments to existing terms become necessary, sale of our product could be delayed, our expenses could be increased and our profitability could be adversely affected and the value of your investment could decline.

Our operating costs could be higher than we expect, and this could reduce our income and any distributions we may make.

In addition to general economic conditions, market fluctuations and commodity prices, significant increases in operating costs could adversely affect our company due to numerous factors, many of which are beyond our control. These increases could arise for several reasons, such as:

  increased costs for electricity, water and other utilities;

  higher transportation costs; and

  rising labor costs, particularly if any labor shortage should occur.

Our operations will subject us to ongoing compliance with applicable governmental regulations, such as those governing pollution control, occupational safety and other matters. We may have difficulty complying with these regulations and our compliance costs could increase significantly. Increases in operating costs would have a negative impact on our operating income, and could result in substantially decreased earnings or a loss from our operations, adversely affecting our financial condition.

The water treatment industry is widespread and competitive forces could prevent us from achieving profitability.

The water treatment industry is widespread and highly competitive. Numerous entities in the United States and around the world compete with our efforts to produce, process and distribute treated water and water purification equipment. We face, and expect to continue to face, competition from entities that distribute treated water and water purification equipment. In addition, many of our competitors have substantially greater capital resources and more experience in research and development, manufacturing and marketing than we do. We may not succeed in distributing our products and bringing them to market in a cost-effective and timely manner relative to our competitors. Moreover, they may have greater name recognition than we do and may offer discounts as a competitive tactic. These competitive forces may prevent us from achieving or maintaining profits.

Technological advances and changes in production methods in the water clarification and/or reclamation technology could render our technology obsolete and adversely affect our competitive position and financial condition.

Technological advances in water clarification and/or reclamation could render our technology obsolete. If we are unable to adopt or incorporate technological advances into our business, our proposed water clarification and/or reclamation technology could become uncompetitive or obsolete. We expect that technological advances in water clarification and/or reclamation technology will continue to occur. If improved technologies become available to our competitors, they may be able to produce product water at a lower cost than us. In such an event, we may be required to acquire or develop new technology to remain competitive. There is no assurance that third-party licenses for any new technologies would be available on commercially reasonable terms. If we are unable to obtain, implement or finance new technologies, our business and financial condition will be adversely affected.

Our ability to hire and retain key personnel will be an important factor in the success of our business and a failure to hire and retain key personnel may result in our inability to manage and implement our business plan.

We are highly dependent upon our management personnel such as Earl Switenky, Daryl English and Joseph A.M. Swanson because of their experience in relation to water clarification and reclamation. The loss of the services of one or more of these individuals may impair management’s ability to operate our company. We have not purchased key man insurance on any of these individuals, which insurance would provide us with insurance proceeds in the event of their death. Without key man insurance, we may not have the financial resources to develop or maintain our business until we could replace the individual or to replace any business lost by the death of that person. The competition for qualified personnel in the markets in which we operate is intense. In addition, in order to manage growth effectively, we must implement management systems and recruit and train new employees. We may not be able to attract and retain the necessary qualified personnel. If we are unable to retain or to hire qualified personnel as required, we may not be able to adequately manage and implement our business.

Most of our assets and all of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Although we are organized under the laws of the State of Nevada, United States, our business is principally conducted outside of the United States. Outside the United States, it may be difficult for investors to enforce judgments against us that are obtained in the United States in any action, including actions predicated upon civil liability provisions of federal securities laws. In addition, all of our directors and officers reside outside the United States, and nearly all of the assets of these persons and our assets are located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against us or such persons judgments predicated upon the liability provisions of United States securities laws. There is substantial doubt as to the enforceability against us or any of our directors and officers located outside the United States in original actions or in actions of enforcement of judgments of United States courts or liabilities predicated on the civil liability provisions of United States federal securities laws. In addition, as the majority of our assets are located outside of the United States, it may be difficult to enforce United States bankruptcy proceedings against us. Under bankruptcy laws in the United States, courts typically have jurisdiction over a debtor’s property, wherever it is located, including property situated in other countries. Courts outside of the United States may not recognize the United States bankruptcy court’s jurisdiction. Accordingly, investors may have trouble administering a United States bankruptcy case involving a Nevada company as debtor with most of its property located outside the United States. Any orders or judgments of a bankruptcy court obtained in the United States may not be enforceable.

Our business is subject to comprehensive government regulation and any change in such regulation could increase our operating expenses.

There is no assurance that the laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States, Canada or any other jurisdiction, will not be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on our company. Any or all of these situations may increase our operating expenses.

Risks Related to our Common Stock

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because a significant portion of our operations has been and will be financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

The market price for our common stock may also be affected by our ability to meet or exceed expectations of analysts or investors. Any failure to meet these expectations, even if minor, may have a material adverse effect on the market price of our common stock.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our certificate of incorporation authorizes the issuance of up to 375,000,000 shares of common stock. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

Trading of our stock may be restricted by the SEC’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Our common stock currently trades on a limited basis on the OTC Bulletin Board. Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in the stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Item 2. Description of Property.

Office Space

Our principal offices are located at 1048 1685 H Street, Blaine, Washington, USA 98320. We pay a fee of approximately $150 annually for the use of this location.

Item 3. Legal Proceedings.

We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our company’s directors, proposed directors, officers, or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company’s interest.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common shares are quoted for trading on the OTC Bulletin Board under the symbol “PURO”. The following quotations obtained from stockwatch.com reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions. The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High	Low
November 30, 2007	$0.75	$0.55
August 31, 2007	N/A	N/A
May 31, 2007	N/A	N/A
February 28, 2007	N/A	N/A
November 30, 2006	N/A	N/A
August 31, 2006	N/A	N/A
May 31, 2006	N/A	N/A
February 28, 2006	N/A	N/A

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Transfer Agent and Registrar

Our transfer agent and registrar for our common stock is Empire Stock Transfer Inc. Their address is 2470 St. Rose Pkwy, Suite 304, Henderson, NV 89074. Their telephone number is (702) 562-4091. Their fax number is (702) 562-4081.

Holders

Our authorized capital stock consists of 375,000,000 shares of common stock. On March 6, 2008 there were 68 registered shareholders and 55,234,603 common shares issued and outstanding.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Equity Compensation Plan Information

We do not have any equity compensation plans in place.

Recent Sales of Unregistered Securities

In connection with the closing of the share exchange agreement, on February 13, 2008 we issued 27,734,603 shares of our common stock to the former shareholders of Purio as follows: 20,352,822 shares of common stock were issued in reliance on Regulation S and/or Section 4(2) of the Securities Act of 1933 in an offshore transaction to a non-U.S. Persons (as that term is defined in Regulation S under the Securities Act of 1933); and 7,381,781 shares of our common stock were issued in reliance upon Section 4(2) of the Securities Act of 1933.

On February 28, 2006, we completed an offering of 27,500,000 shares of our common stock at a price of $0.0002 per share. Of these shares, 12,500,000 were issued to our former President, Mr. Michael Shamber and 15,000,000 were issued to our former Secretary, Mr. Brennon Wood. The total amount received from this offering was $5,500. These shares were issued pursuant to Regulation S of the Securities Act.

On June 30, 2006, we completed an offering of 27,500,000 shares of our common stock at a price of $0.002 per share to a total of thirty-four purchasers. The total amount received from this offering was $55,000. These shares were issued pursuant to Regulation S of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended November 30, 2007.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to the audited financial statements included in this annual report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve significant risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 7 of this annual report.

Our consolidated audited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

On December 7, 2007, we entered into a share exchange agreement with Purio, a private Nevada corporation. Pursuant to the terms of the share exchange agreement, we agreed to acquire all of the issued and outstanding shares of Purio’s common stock in exchange for the issuance by our company of 27,500,000 shares of our common stock to the shareholders of Purio.

On February 11, 2008, we entered into an amended and restated share exchange agreement with Purio and the shareholders of Purio, and the agreement was amended slightly to alter some closing conditions on February 13, 2008. The amended agreement amends and restates the share exchange agreement dated December 7, 2007 in its entirety except for Schedule 2A, Schedule 2B and Schedule 3 which were previously executed by the shareholders of Purio. Pursuant to the amended agreement, we agreed to acquire all of the issued and outstanding shares of Purio’s common stock in exchange for the issuance by our company of approximately 27,734,603 shares of our common stock to the shareholders of Purio.

On February 13, 2008, in connection with the closing of the amended agreement, we changed our fiscal year end to December 31. The share exchange, contemplated by the amended agreement, is deemed to be a reverse acquisition for accounting purposes. Purio, the acquired entity, is regarded as the predecessor entity as of February 13, 2008. Starting with the periodic report for the quarter in which the acquisition was consummated, our company will file annual and quarterly reports based on the December 31 fiscal year end of Purio. Such financial statements will depict the operating results of Purio, including the acquisition of our company, from November 16, 1999 (Purio’s date of inception).

Results of Operations for the years ended November 30, 2007 and 2006

Since our inception on June 3, 2005 to November 30, 2007, we have not generated any revenues. For the year ended November 30, 2007 we incurred a net loss of $76,655. For the year ended November 30, 2006 we incurred a net loss of $11,802. From June 3, 2005 (date of inception) to November 30, 2007 we incurred a net loss of $88,825. Our net loss per share was $0.00 for the year ended November 30, 2007.

Our total operating expenses were $77,962 for the year ended November 30, 2007, including $50,017 in professional fees, $18,519 in exploration costs and expenses, $4,866 in general and administrative fees, and $4,560 in listing and filing expenses. Our total operating expenses were $14,989 for the year ended November 30, 2006, including $3,700 in professional fees, $3,700 in exploration costs and expenses, $3,562 in general and administrative fees, $3,600 in impairment of mining property rights and $427 in listing and filing. Our total operating expenses from June 3, 2005 (date of inception) to November 30, 2007 were $93,319, including $53,717 in professional fees, $22,219 in exploration costs and expenses, $8,796 in general and administrative fees, and $4,987 in listing and filing expenses. Our general and administrative expenses consist of rent, marketing and promotion, tradeshow costs, travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax, telephone), office supplies, courier and postage costs, web development and office supplies. Our professional fees consisted primarily of legal, accounting and auditing fees.

Liquidity and Capital Resources

On February 13, 2008, we completed the acquisition of Purio pursuant to the amended agreement with Purio and the shareholders of Purio. As a result of the acquisition of Purio, we abandoned our previous business plan which included the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discovered. Because we are the successor business to Purio and because the operations and assets of Purio represents our entire business and operations from the closing date of the amended agreement, our management’s discussion and analysis are based on Purio’s operations.

During the next twelve months, we plan to identify and establish markets for our products and arrange for the construction, delivery and commissioning of equipment to satisfy those markets. We anticipate that we will not be able to satisfy our cash requirements for the next 12 months and that we will have to raise additional funds of $1,000,000 for the following:

Activity	Amount
Professional Fees	$50,000
General and Administrative Costs	$25,000
Construction or Purchase of Purification Equipment	$475,000
Marketing	$300,000
Research and Development	$150,000
Total	$1,000,000

We will require additional funds to implement our growth strategy and develop our water clarification and water reclamation business. There funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain our operations at a level sufficient for an investor to obtain a return on his or her investment in our common stock. Further, we may be unprofitable.

We will design and build equipment based on contracted orders. Marketing will be conducted via demonstrations, participation in trade shows, advertising in electronic and print media, and through the development of a representative and dealer network globally. Research and development will continue in order to develop the technology into a broader range of applications.

There are no assurances that we will be able to obtain further funds required for our continued operations. We intend to pursue various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

As of November 30, 2007, we had cash of $9,858 and a working capital deficit of $9,976, with current assets totaling $10,629 and current liabilities totaling $20,605.

Professional Fees

We expect to incur on-going legal, accounting and audit expenses to comply with our reporting responsibilities as a public company under the Exchange Act of 1934, as amended. We estimate such expenses for the next twelve months to be approximately $50,000.

General and Administrative Expenses

We anticipate spending $25,000 on general and administrative costs in the next twelve month period. We expect these costs to consist of expenses such as office rent, office supplies and equipment, travel and telephone expenses.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period.

As indicated above, we anticipate that our projected operating expenses for the next twelve months will be $1,000,000. We had a working capital deficit of $9,976 as of November 30, 2007. We will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry-out our plan of operations for the next twelve month period. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

Trends and Uncertainties

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period.

Given that we have not generated any revenues to date, our cash requirements are subject to numerous contingencies and risk factors beyond our control, including operation and acquisition risks, competition from well-funded competitors, and our ability to manage growth. We can offer no assurance that our company will generate cash flow sufficient to achieve profitable operations or that our expenses will not exceed our projections. If our expenses exceed estimates, we will require additional monies during the next twelve months to execute our business plan.

There are no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

Summary of product research and development

We have developed lighter weight, more compact clarifier designs and we are preparing applications to file patent protection for these ‘second generation’ clarifier design improvements. We intend to carry on applied testing will take place over the next several months.

Expected purchase or sale of plant and significant equipment

We are in negotiations with a potential client for the purchase of clarification process equipment. The equipment has already been constructed and tested. If negotiations are successful, we expect that the equipment would be installed and operational within the next 12 months.

Significant changes in the number of employees

Other than our directors and officers, we have no employees. However, we intend to hire, on a full-time basis, a sales and marketing person within the next three months.

Going Concern

Given that we are a exploration stage company and have not generated any revenues to date, our cash flow projections are subject to numerous contingencies and risk factors beyond our control, including our ability to manage our expected growth and commence operations. We can offer no assurance that our company will generate cash flow sufficient to meet our cash flow projections or that our expenses will not exceed our projections. If our expenses exceed estimates, we will require additional monies during the next twelve months to execute our business plan.

There are no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing and successful and sufficient market acceptance of our products and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Neither our company nor our operating subsidiary engages in trading activities involving non-exchange traded contracts.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures of our company. Although these estimates are based on management’s knowledge of current events and actions that our company may undertake in the future, actual results may differ from such estimates.

Mineral Interest

Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned properties are classified as tangible assets. The Company capitalized $3,600 related to the mineral rights which was subsequently impaired as of November 30, 2006.

Going Concern

As reflected in the accompanying financial statements, we are in the exploration stage with limited operations and with negative cash flow from operations from inception. This raises substantial doubt about our ability to continue as a going concern. The ability of our company to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. In addition, we will require additional funds to expand operations and for further exploration

Management has plans to seek additional capital funding to implement our business plan through private placement and public offerings of common shares in its capital stock

Management believes that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for our company to continue as a going concern.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our company’s future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on our company’s financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on our company’s financial statements. These recent accounting pronouncements have no current applicability to our company and have no effect on the financial statements.

Item 7. Financial Statements.

Our financial statements are stated in United States dollars, are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the audited financial statements for the fiscal year ended November 30, 2007 include all adjustments necessary in order to ensure that the audited financial statements are not misleading.

The following financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm dated March 11, 2008;

Balance Sheets at November 30, 2007 and 2006;

Statements of Changes in Stockholders Equity for the period June 3, 2005 (inception) to November 30, 2007;

Statements of Operations for the years ended November 30, 2007 and 2006 and for the period from June 3, 2005 (inception) and November 30, 2007;

Statements of Cash Flows for the years ended November 30, 2007 and 2006 and for the period from June 3, 2005 (inception) and November 30, 2007; and

Notes to the Financial Statements.

PURIO INC.
(f/k/a AOM MINERALS LTD.)
(AN EXPLORATION STAGE COMPANY)
FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2007 AND 2006
(Expressed in US Dollars)

PURIO INC.
(f/k/a AOM MINERALS LTD.)
(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	21	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	22	BALANCE SHEETS AS OF NOVEMBER 30, 2007 and 2006

PAGE	23	STATEMENT OF OPERATIONS FOR YEARS ENDED NOVEMBER 30, 2007 AND 2006, AND FOR THE PERIOD FROM JUNE 3, 2005 (INCEPTION) TO NOVEMBER 30, 2007

PAGE	24	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM JUNE 3, 2005 (INCEPTION) TO NOVEMBER 30, 2007

PAGE	25	STATEMENT OF CASH FLOWS FOR THE YEARS ENDED NOVEMBER 30, 2007 AND 2006, AND FOR THE PERIOD FROM JUNE 3, 2005 (INCEPTION) TO NOVEMBER 30, 2007

PAGES	26 - 29	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Purio Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Purio Inc. (f/k/a AOM Minerals Ltd.) (an exploration stage company) as of November 30, 2007 and 2006, and the related statements of operations and comprehensive income, changes in stockholders’ equity (deficit) and cash flows for the years then ended and for the period from June 3, 2005 (inception) to November 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Purio Inc. (f/k/a AOM Minerals Ltd.) (an exploration stage company) as of November 30, 2007 and 2006 and the results of its operations and its cash flows for the years then ended, and for the period from June 3, 2005 (inception) to November 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company is in the exploration stage with no operations, has a net loss of $76,655, a negative cash flow from operations of $47,042 from inception, and a working capital and stockholders’ deficit of $9,976. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Boynton Beach, Florida
March 11, 2008

PURIO INC.
(f/k/a AOM MINERALS LTD.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
AS OF NOVEMBER 30, 2007 AND 2006
(Expressed in US Dollars

ASSETS

	November 30, 2007	November 30, 2006
CURRENT ASSETS
Cash	$9,858	$53,023
Prepaid	771	-
TOTAL ASSETS	$10,629	$53,023

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$20,605	$3,800
Due to related party	-	3,549

TOTAL LIABILITIES	20,605	7,349

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 375,000,000 shares
authorized, 55,000,000 and 55,000,000 shares issued and
outstanding, respectively	55,000	55,000
Additional paid in capital	23,849	5,500
Other comprehensive income (loss)	-	(2,656)
Accumulated deficit during exploration stage	(88,825)	(12,170)
Total Stockholders’ Equity (Deficit)	(9,976)	45,674

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$10,629	$53,023

See accompanying notes to audited financial statements.

PURIO INC.
(f/k/a AOM MINERALS LTD.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Expressed in US Dollars)

			For the
			Period from June
	For the Year	For the Year	3, 2005
	Ended	Ended	(Inception) to
	November 30,	November 30,	November 30,
	2007	2006	2007

OPERATING EXPENSES
Professional fees	$50,017	$3,700	$55,717
Exploration costs and expenses	18,519	3,700	22,219
General and administrative	4,866	3,562	8,796
Impairment of mineral property rights	-	3,600	3,600
Listing and filing	4,560	427	4,987
Total Operating Expenses	77,962	14,989	93,319

LOSS FROM OPERATIONS	(77,962)	(14,989)	(93,319)

OTHER INCOME

Foreign currency transaction gain	282	2,908	3,190
Interest income	1,025	279	1,304
Total Other Income	1,307	3,187	4,494

Provision for income taxes	-	-	-

NET LOSS	$(76,655)	$(11,802)	$(88,825)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	2,656	(2,656)	-

COMPREHENSIVE LOSS	$(73,999)	$(14,458)	$(88,825)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares
outstanding during the period - basic and
diluted	55,000,000	37,593,835	37,435,989

See accompanying notes to audited financial statements.

PURIO INC.
(f/k/a AOM MINERALS LTD.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JUNE 3, 2005 (INCEPTION) TO NOVEMBER 30, 2007
(Expressed in US Dollars)

					Accumulated
			Additional	Other	Deficit During
	Common Stock		Paid-In	Comprehensive	Exploration
	Shares	Amount	Capital	Income	Stage	Total

Net loss for the period from June 3, 2005
(inception) to November 30, 2005	-	$-	$-	$-	$(368)	$(368)

Balance, November 30, 2005	-	-	-	-	(368)	(368)
Common stock issued to founders for cash
($0.001 per share)	27,500,000	27,500	(22,000)	-	-	5,500
Common stock issued for cash ($0.01 per share)	27,500,000	27,500	27,500	-	-	55,000
Net loss for the year ended November 30, 2006	-	-	-	-	(11,802)	(11,802)
Other Comprehensive loss	-	-	-	(2,656)	-	(2,656)
Total Comprehensive loss	-	-	-	-	-	(14,458)

BALANCE, NOVEMBER 30, 2006	55,000,000	55,000	5,500	(2,656)	(12,170)	45,674
In-Kind Contribution of Expenses	-	-	18,349	-	-	18,349
Net loss for the year ended November 30, 2007	-	-	-	-	(76,655)	(76,655)
Other Comprehensive gain	-	-	-	2,656	-	2,656
Total Comprehensive loss	-	-	-	-	-	(73,999)

BALANCE, NOVEMBER 30, 2007	55,000,000	$55,000	$23,849	$-	$(88,825)	$9,976

See accompanying notes to audited financial statements.

PURIO INC.
(f/k/a AOM MINERALS LTD.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(AUDITED)
(Expressed in US Dollars)

			For the
			Period from
	For the Year	For the Year	June 3, 2005
	Ended	Ended	(Inception) to
	November 30,	November 30,	November 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss	$(76,655)	$(11,802)	$(88,825)
Adjustments to reconcile net loss to net cash used in
operating activities:
Impairment of mineral rights	-	3,600	3,600
In-kind contribution of expenses	18,349	-	18,349
Changes in operating assets and liabilities:
Prepaid	(771)	-	(771)
Accounts payable	16,805	3,432	20,605
Due to related Party	(3,549)	3,549	-
Net Cash Used In Operating Activities	(45,821)	(1,221)	(47,042)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral property rights	-	(3,600)	(3,600)
Net Cash Used In Investing Activities	-	(3,600)	(3,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	60,500	60,500
Net Cash Provided By Financing Activities	-	60,500	60,500

EFFECT OF EXCHANGE RATES ON CASH	2,656	(2,656)	-

NET INCREASE (DECREASE) IN CASH	(43,165)	53,023	9,858

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	53,023	-	-
CASH AND CASH EQUIVALENTS AT END OF
PERIOD	$9,858	$53,023	$9,858

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

See accompanying notes to audited financial statements.

PURIO INC.
(f/k/a AOM MINERALS LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2007 and 2006
(Expressed in US Dollars)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Purio Inc. (f/k/a AOM Minerals Ltd.) (an exploration stage company) (the “Company”) was incorporated under the laws of the State of Nevada on June 3, 2005. The Company is a natural resource exploration company with an objective of acquiring, exploring and if warranted and feasible, developing natural resource properties. Effective December 5, 2007, the Company changed its name to “Purio Inc.” to better reflect its future operations (see Note 6). Activities during the exploration stage include developing the business plan and raising capital.

(B) Use of Estimates

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(D) Mineral Property

Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned properties are classified as tangible assets. The Company capitalized $3,600 related to the mineral rights which was subsequently impaired as of November 30, 2006.

(E) Long-Lived Assets

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

(F) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of November 30, 2007, the Company has a net operating loss carryforward of $80,476 available to offset future taxable income through 2027. The valuation allowance at November 30, 2007 was $27,362. The net change in valuation allowance for the period ended November 30, 2007 was $23,224.

PURIO INC.
(f/k/a AOM MINERALS LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2007 and 2006
(Expressed in US Dollars)

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.” As of November 30, 2007 and 2006, there were no common share equivalents outstanding.

(H) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(I) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements. These recent accounting pronouncements have no current applicability to the Company and have no effect on the financial statements.

PURIO INC.
(f/k/a AOM MINERALS LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2007 and 2006
(Expressed in US Dollars)

(J) Foreign Currency Translation

In accordance with SFAS 52 "Foreign Currency Translation", the Company has determined that its functional currency is the United States Dollar. The Company recorded a comprehensive loss of $Nil from the translation of cash held at a Canadian bank as of November 30, 2007.

(K) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At November 30, 2007 and 2006, the Company had no amounts, in excess of FDIC insurance limits.

At November 30, 2007 and 2006, the Company had total cash of $17,757 and $33,190, respectively, in a Canadian bank which is uninsured.

(L) Fair Value of Financial Instruments

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

On February 28, 2006, the Company issued 27,500,000 shares of common stock to its founders for cash of $5,500 ($0.0002 per share).

On June 30, 2006, the Company issued 27,500,000 shares of common stock for cash of $55,000 ($0.002 per share).

As of November 30, 2007, the Company’s President contributed rent and administrative expenses with a fair value of $8,349 to the Company and paid legal bills of $10,000 on behalf of the Company (See Note 4).

On October 29, 2007 the Company affected a 1: 5 forward stock split. All share and per share amounts have been retroactively restated.

PURIO INC.
(f/k/a AOM MINERALS LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2007 and 2006
(Expressed in US Dollars)

NOTE 4	RELATED PARTY

As of November 30, 2007, the Company’s President contributed rent and administrative expenses with a fair value of $8,349 to the Company and paid legal bills of $10,000 on behalf of the Company (See Note 3).

NOTE 5	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the exploration stage with no operations, has a net loss of $76,655, a negative cash flow from operations of $47,042 from inception, and a working capital and stockholders’ deficit of $9,976. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 6	SUBSEQUENT EVENT

On December 7, 2007, the Company entered into a share exchange agreement with Purio Environmental Water Source, Inc. (“Purio”), a private Nevada corporation, and the shareholders of Purio. Pursuant to the terms of the share exchange agreement, the Company agreed to acquire all of the issued and outstanding shares of Purio’s common stock in exchange for 27,500,000 shares of the Company.

On February 11, 2008, the share exchange agreement was amended. Pursuant to the terms of the amendment, the Company agreed to acquire all of the issued and outstanding shares of Purio’s common stock in exchange for the Company’s issuance of approximately 27,734,603 shares to the shareholders of Purio. The transaction will be accounted for as a reverse merger, with Purio being the accounting acquirer for accounting purposes.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at November 30, 2007, which is the end of the period covered by this annual report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this annual report. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent period covered by the annual report.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

The following individuals serve as the directors and executive officers of our company. All directors of our company and our subsidiary hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company and our operating subsidiary are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held with our Company	Age	Date First Elected or Appointed
Earl Switenky	Director	58	October 19, 2007
Joseph A.M. Swanson	Chief Operations Officer, Vice-President and Director	59	November 20, 2007
Daryl English	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer	60	February 8, 2008

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company and the executive officers of our subsidiary, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Earl Switenky, Director

Mr. Switenky brings a strong educational background and extensive experience to his position. Mr. Switenky has nearly three decades of executive experience, and nearly a decade of expertise in the water industry as a base of knowledge. Upon graduating with a degree in Education from the University of Saskatchewan in 1974, Mr. Switenky was responsible for running Turfland Inc., a successful full service landscaping and irrigation design and installation company, from its inception in 1984 to 1994. After 10 years directing Turfland Inc., Mr. Switenky was as an Instructor at Northwest Regional College from 1985 to 1993. In 1993 he worked as an independent contractor for a private, international marketing company; contracted to the fine jewelry and precious metals industry. Mr. Switenky developed successful market distributors in several regions including Canada, the continental USA, as well as Hawaii, Australia, New Zealand and the United Kingdom. In 1999, Mr. Switenky began his next venture, Purio Environmental Water Source, Inc., a technology acquisition and development firm specializing in drinking water production and wastewater reclamation technology. Mr. Switenky is the founder and an officer of Purio Environmental Water Source, Inc. In addition, Mr. Switenky was a co-founder of a partnership operating under the name of UltraSafe Water Source, which specialized in manufacturing, marketing and servicing water purification equipment. In 2004 Mr. Switenky ceased to participate in the partnership and began carrying on business through UltraSafe Water Source as a sole proprietorship.

Joseph A.M. Swanson, Chief Operations Officer, Vice-President and Director

Mr. Swanson draws upon a deep well of business knowledge and experience gained from a variety of industries. Mr. Swanson began his professional experience with Canag R&D, an instrumental promoter of soil and water conservation, agricultural methodology and equipment. Mr. Swanson sat on the Soil Conservation Strategies Committee. From 1980 to 1990, while employed with Canag R&D, Mr. Swanson was also the owner of Nastec Developments Ltd., a company who contracted with MacMillan-Bloedel, offering several forestry-related services, specifically in environmental compliance issues. In 1990 Mr. Swanson took over as marketing manager for C. Brothers Ltd., a company active in the metal recycling industry. While at C. Brothers Ltd., Mr. Swanson was responsible for the development of sales and marketing strategies for the provinces of British Columbia, Alberta, Saskatchewan and Manitoba. During the past five years Mr. Swanson has been self-employed, providing business consulting services to various private companies.

Daryl English, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer

Daryl English brings both a strong educational and business background to his position. Mr. English graduated with an MBA from Queen’s University in Kingston, Ontario in 1996. After a successful career in commercial banking, Mr. English joined a publicly-traded energy service company as Vice President. and Chief Financial Officer. Mr. English continued to diversify his business knowledge in 1994 when he founded a communications and international business consulting company. Demonstrating a growing penchant for strong leadership and business development, Mr. English acted as senior business consultant for a prominent international business consulting firm, where he specialized in organizational development and financial turn-around situations. Mr. English joined a Canadian management consulting company specializing in small and medium sized businesses in 2000 and has held the position of senior business consultant with them since that time. During his employment Mr. English provided a broad range of business management consulting services to privately owned businesses located in Canada and the United States of America. Such services included but were not limited to organizational development and restructuring, financial management, and the development of strategies, systems and procedures designed to increase revenues, improve profitability and provide suitable management control.

None of our directors service on the boards of any other public companies.

Significant Employees

Other than our directors and officers, we have no employees. However, we intend to hire, on a full-time basis, a sales and marketing person within the next six months.

Family Relationships

There are no family relationships between any of our directors and executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons, or any proposed directors, has been involved in any of the following events during the past five years:

1.

a petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	being convicted in a criminal proceeding or a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i)

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

	(ii)	Engaging in any type of business practice; or

	(iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended November 30, 2007, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Patrick Michael Shamber	1(1)	1(1)	Nil
Brennan John Wood	1(1)	1(1)	Nil
Earl Switenky	1(1)	1(1)	Nil
Joseph A.M. Swanson	1(1)	1(1)	Nil
Daryl English	1(1)	1(1)	Nil

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

(2)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 – Statement of Changes in Beneficial Ownership of Securities.

Nomination Process

As of March 6, 2008, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors our capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors, consisting of Daryl English, Joseph A.M. Swanson and Earl Switenky. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

Item 10. Executive Compensation.

Particulars of compensation paid to:

(a)	our principal executive officer;

(b)

each of our two most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers who were serving as executive officers at the end of the most recently completed financial year and whose total salary and bonus exceeds $100,000 per year; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, (each a “Named Executive Officer”) is set out in the summary compensation table below:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa tion ($)	Total ($)
Michael Shamber, President, Chief Executive Officer and Director(1)	2007 2006	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
Casper Stabile, Chief Financial Officer, Treasurer and Director(2)	2007 2006	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
Joseph A.M. Swanson, Chief Operating Officer, Vice-President and Director(3)	2007 2006	$0 N/A	$0 N/A	$0 N/A	$0 N/A	$0 N/A	$0 N/A	$0 N/A	$0 N/A
Daryl English, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer(4)	2007 2006	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A

(1)	Michael Shamber resigned as an officer and director of our company on February 8, 2008.

(2)	Casper Stabile resigned as an officer and director of our company on February 8, 2008.

(3)	Joseph A.M. Swanson was appointed as the Chief Operating Officer, Vice-President and as a Director of our company on November 20, 2007.

(4)	Daryl English was appointed President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer of our company on February 8, 2008.

Executive Compensation

No executive officer of our company received annual salary and bonus in excess of $100,000 for our company’s fiscal year ended November 30, 2007.

Equity Compensation Plan Information and Stock Options

From our date of inception to March 6, 2008 we have not granted any stock options or stock appreciation rights to any of our directors or officers.

Compensation Of Directors

We did not pay any other director’s fees or other cash compensation for services rendered as a director for the years ended November 30, 2006 and November 30, 2007. We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors may in the future receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Compensation Committee

We currently do not have a compensation committee. Our board of directors does not believe that it is necessary to have such a committee because it believes that the functions of such a committee can be adequately performed by the board of directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of March 6, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers, and by our directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
English, Daryl c/o 1048 1685 H Street, Blaine, Washington, USA 98320	3,324,767 common shares	6.02%
Swanson, J A Maurice c/o 1048 1685 H Street, Blaine, Washington, USA 98320	3,324,767 common shares	6.02%
Wolfberry Devco of North America Inc. 101 Convention Center Drive, Suite 100 Las Vegas, NV 89109	7,381,781(2) common shares	13.36%
Earl Switenky c/o 1048 1685 H Street, Blaine, Washington, USA 98320	202,000(3) common shares	0.37%
Directors and Executive Officers as a Group (3 individuals)	14,233,315 common shares	25.77%

(1)

Based on 55,234,603 shares of common stock issued and outstanding as of March 6, 2008, the closing of the acquisition of Purio. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2)	These shares are held by Wolfberry Devco of North America Inc. which Earl Switenky is the sole shareholder.

(3)	Earl Switenky is deemed to have shared voting and dispositive power over 202,000 shares of our common shares held by Cindy Schattenkirk, his common law spouse.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions and Director Independence.

Transactions with Related Persons

Except as disclosed below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds the lesser of US$120,000 or one percent of our total assets at our year end for the last three completed fiscal years, and in which, to our knowledge, any of our directors, officers, 5% beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

On February 28, 2006, we completed an offering of 27,500,000 shares of our common stock at a price of $0.0002 per share. Of these shares, 12,500,000 were issued to our former President, Mr. Michael Shamber and 15,000,000 were issued to our former Secretary, Mr. Brennon Wood.

As of November 30, 2007, our president contributed rent and administrative expenses with a fair value of $8,349 to our company and paid legal bills of $10,000 on behalf of our company.

On December 7, 2007, we entered into a share exchange agreement with Purio, a Nevada corporation. Pursuant to the terms of the share exchange agreement, we agreed to acquire all of the issued and outstanding shares of Purio’s common stock in exchange for the issuance by our company of 27,500,000 shares of our common stock to the shareholders of Purio.

On December 10, 2007, Purio entered into a license agreement with Earl Switenky doing business as UltraSafe Water Source for the marketing and distribution of UltraSafe’s water purification equipment. Mr. Switenky is one of our directors and was a director and officer of Purio at the time the licensing agreement was entered into. To date we are the only entity with rights to distribute UltraSafe’s equipment, which consists of an under the counter reverse osmosis water purification system under the brand name of Guardian and complementary products such as shower filters.

On February 11, 2008, we entered into an amended and restated share exchange agreement with Purio and the shareholders of Purio, which was amended slightly to alter closing conditions on February 13, 2008. The amended agreement amends and restates the share exchange agreement dated December 7, 2007 in its entirety except for Schedule 2A, Schedule 2B and Schedule 3 which were previously executed by the shareholders of Purio. Pursuant to the amended agreement, we agreed to acquire all of the issued and outstanding shares of Purio’s common stock in exchange for the issuance by our company of approximately 27,734,603 shares of our common stock to the shareholders of Purio. We also agreed that 27,500,000 shares of stock from our previous shareholders would be cancelled. The agreement closed on February 13, 2007, at which time we issued 27,734,603 shares to the previous Purio shareholders. Upon cancellation of the 27,500,000 shares the previous Purio shareholders will have more than 50% of the outstanding and issued shares of our common stock. At February 11, 2008, the following relationships existed:

  Daryl English, our President and Chief Executive Officer, was the President and sole director of Purio

  Earl Switenky, one of our directors, was secretary and treasurer of Purio

  Mr. Switenky and Mr. English shared voting and dispositive power over 7,308,694 shares of Purio held by Wolfberry

  Mr. Switenky’s common law spouse owned 202,000 shares in Purio

  Mr. English held 3,291,848 shares of Purio is his name

  Joseph A.M. Swanson, one of our directors and our Chief Operating Officer, held 3,291,848 shares of Purio

At the closing of the acquisition, in consideration for the shares of Purio, we issued 7,381,781 shares of common stock to Wolfberry, 3,324,767 shares of common stock to Mr. English, 3,324,767 shares of common stock to Mr. Swanson and 202,000 shares to the common law spouse of Mr. Switenky.

On January 31, 2000 Purio entered into an agreement with Proteus for a security interest in the entirety of Proteus’ assets in exchange for a loan of $220,000. Daryl English, our President and Chief Executive Officer was the President of Proteus at the time of this agreement. Part of the secured interest was the water clarification technology currently patented and marketed by Purio. Purio exercised their security interest in the assets of Proteus on December 14, 2001.

Director Independence

We currently act with two directors, consisting of Earl Switenky and Joseph A.M. Swanson.

We have determined that none of our directors is an independent director, as that term is used in Rule 4200(a)(15) of the of the Rules of NASDAQ Market Place Rules.

Item 13. Exhibits.

Exhibits Required by Item 601 of Regulation S-B

The following Exhibits are filed with this Annual Report:

Exhibit	Description
Number

(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession

2.1

Amended and Restated Share Exchange Agreement dated February 11, 2008 among Purio Inc., Purio Environmental Water Source, Inc. and the shareholders of Purio Environmental Water Source, Inc. (incorporated by reference from our current report on Form 8-K filed on February 14, 2008)

2.2	Waiver of Closing items Agreement dated February 13, 2008 (incorporated by reference from our current report on Form 8-K filed on February 14, 2008)

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on April 11, 2007).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on April 11, 2007).

3.3	Articles of Merger and Certificate of Change (incorporated by reference from our current report on Form 8-K filed on December 11, 2007)

3.4	Certificate of Change (incorporated by reference from our current report on Form 8-K filed on November 28, 2007)

(10)	Material Contracts

10.1	License agreement with Earl Switenky dba UltraSafe Water Source (incorporated by reference from our current report on Form 8-K filed on February 14, 2008)

10.2

General Security Agreement between Proteus Environmental Systems Inc., and Purio Environmental Water Source, Inc. (formerly Global Tech Inc.) dated January 31, 2000 (incorporated by reference from our current report on Form 8-K filed on February 14, 2008)

10.3	Notice of Retention of Collateral to Proteus Environmental Systems Inc. dated December 14, 2001 (incorporated by reference from our current report on Form 8-K filed on February 14, 2008)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Daryl English

(32)	Section 1350 Certifications

32*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Daryl English

* Filed herewith

Item 14. Principal Accountant Fees and Services.

Audit Fees

Our board of directors appointed Webb & Co., P.A., as independent auditors to audit our financial statements for the current fiscal year. The aggregate fees billed by Webb & Co., P.A., for professional services rendered for the audit of our annual financial statements included in this annual report on Form 10-KSB for the fiscal year ended November 30, 2007 and 2006 were $7,505 and $5,414, respectively.

Audit Related Fees

For the fiscal year ended November 30, 2007 and 2006, the aggregate fees billed for assurance and related services by Webb & Co., P.A., relating to our quarterly financial statements which are not reported under the caption “Audit Fees” above, were $Nil and $Nil, respectively.

Tax Fees

For the fiscal year ended November 30, 2007 and 2006, the aggregate fees billed for tax compliance, by Webb & Co., P.A., were $Nil and $Nil, respectively.

All Other Fees

For the fiscal year ended November 30, 2007 and 2006, the aggregate fees billed by Webb & Co., P.A., for other non-audit professional services, other than those services listed above, totaled $Nil and $Nil, respectively.

Our board of directors, who acts as our audit committee, has adopted a policy governing the pre-approval by the board of directors of all services, audit and non-audit, to be provided to our company by our independent auditors. Under the policy, the board or directors has pre-approved the provision by our independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence. Requests or applications to provide services that require the specific pre-approval of the board of directors must be submitted to the board of directors by the independent auditors, and the independent auditors must advise the board of directors as to whether, in the independent auditor’s view, the request or application is consistent with the Securities and Exchange Commission’s rules on auditor independence.

The board of directors has considered the nature and amount of the fees billed by Webb & Co., P.A., and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Webb & Co., P.A.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURIO INC.

/s/ Daryl English
By: Daryl English
President, Chief Executive Officer, Chief
Financial Officer, Principal Accounting Officer,
Secretary and Treasurer
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)
Dated: March 14, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daryl English
By: Daryl English
President, Chief Executive Officer, Chief
Financial Officer, Principal Accounting Officer,
Secretary and Treasurer
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)
Dated: March 14, 2008

/s/ Joseph A.M. Swanson
By: Joseph A.M. Swanson
Director, Vice President and Chief Operating Officer
Dated: March 14 , 2008

/s/ Earl Switenky
By: Earl Switenky
Director
Dated: March 14, 2008