Form 10-Q
period 2008-03-31
PURIO INC.
filed 2008-05-20
CIK 1395005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________  to ____________________

Commission File Number 333-142019

PURIO INC.
(Exact name of registrant as specified in its charter)

Nevada	98-05255034
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1048 1685 H Street, Blaine, Washington USA	98230
(Address of principal executive offices)	(Zip Code)

866.698.0146
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[ ] YES [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
55,234,603 common shares issued and outstanding as of May 16, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

These financial statements have been prepared by Purio Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of March 31, 2008, and our results of operations, and our cash flows for the three month period ended March 31, 2008. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company’s Form 10-KSB.

PURIO, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
as at March 31, 2008 (unaudited) and December 31, 2007 (Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$267,709	$219,492
Prepaid		771
Total Current Assets	267,709	220,263
Property and Equipment
Water Vessels	4,200
CCETS Train	40,277	40,277
Accumulated Depreciation	(26,930)	(25,924)
Total Property and Equipment	17,547	14,353
Other Assets
Patents	119,995	119,995
Total Other Assets	119,995	119,995

	$405,251	$354,611
LIABILITIES
Current Liabilities
Accounts Payable	$2,235	$20,605
Bank Advance	25,000
Deposits	145,410	45,455
Subscriptions Received	-	12,150
Total Current Liabilities	172,645	78,210
Non Current Liabilities
Loans from Officer	17,258	17,258
Total Non Current Liabilities	17,258	17,258

	189,903	95,468
STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 375,000,000 shares
authorized, 55,234,603 and 55,000,000 shares issued and
outstanding, respectively	55,235	55,000
Additional Paid-In Capital	982,192	962,593
Deficit accumulated during the development stage	(822,079)	(758,450)

	215,348	259,143

	$405,251	$354,611

PURIO INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

			For the period
	For the three	For the three	from June 3, 2005
	months ended	months ended	(Inception) to
	March 31,	March 31,	March 31,
	2008	2007	2008
Revenue
Sales revenue
Other revenue	$277	$-	$1,581
Total Revenue	277	-	1,581
	-
Operation Expenses:	-
Professional Fees	25,476	-	327,280
Exploration costs & expenses		-	22,219
Consulting	18,105	-	391,086
Depreciation	1,007	-	26,931
Impairment of mineral porperty rights	9,858	-	3,600
Listing and filing	-	-	4,987
Administration		-	9,858
Other General and Administrative	17,773	-	63,894
Total General and Administrative Exp	72,219	-	849,855
	-		-
Net Loss	(71,942)	-	(848,274)
	-		-
Other Comprehensive Income			-
Foreign Currencey translation gain	8,313	-	26,195

Comprehensive Loss	$(63,629)	$-	$(822,079)

Loss Per Common Share, basic and diluted	$(0.001)	$-

Weighted Average Shares Outstanding,
Basic and Diluted:	55,123,608	55,000,000

PURIO INC.
(A Development Stage Company)
CONSILIDATED STATEMENT OF CASH FLOWS
(Unaudited)

			For the period
	For the three	For the three	Nov. 16, 1999
	months ended	months ended	(Inception)
	March 31,	March 31,	through March 31
	2008	2007	2008
Cash flows from operating activities:
Net (Loss)	$(71,942)	$-	$(848,274)
Adjustments to reconcile net loss to
net cash used by operating activities:
Impairment of mineral rights			3,600
In-kind contributions of expenses			18,349
Non-cash depreciation	1,006		26,930
Non cash common stock issued for services			373,744
Decrease in Subscriptions Received	(12,150)
Change in operating assets and liabilities:
Increase (decrease) in Accounts Payable	(18,370)		2,235
Increase in Deposits	99,955		145,410
Decrease in prepaid	771
Net cash (used by) operating activities	(730)	-	(274,816)
Cash flows from investing activities:
Purchase if mineral property rights			(3,600)
Acquistion of patent			(119,995)
Acquisition of equipment			(40,277)
Acquisition of water vessels	(4,200)		(4,200)
Net cash (used by) investing activities	(4,200)	-	(168,072)
Cash flows from financing activities:
Common stock issued for cash			625,268
Bank advance	25,000		25,000
Proceeds from officer's loan			17,258
Other contributed capital	19,834		20,066
Net cash (used) provided by financing activitiies	44,834	-	687,592
Effect of exchange rates on cash	8,313		26,195
Net increase (decrease) in cash	48,217	-	267,709
Cash, beginning of the period	219,492	53,023	-

Cash, end of the period	$267,709	$53,023	$267,709

Supplemental cash flow disclosure:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

PURIO INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from December 31, 2007 to March 31, 2008
(Unaudited)

				Accumulated
				Deficit	Total
	Common Stock		Additional	during the	Shareholders'
	Number of	Par	Paid-In	Development	Equity
	Shares	Value	Capital	Stage	(Deficit)

Balances, December 31, 2007	55,000,000	$55,000	$962,593	$(758,450)	$259,143

Return to Treasury and retirement of shares	(27,500,000)	(27,500)	27,500		-
Capital contributed winding up Purio, Inc. affairs			19,834		19,834

Balances Feb. 13, 2008 before share exchange	27,500,000	27,500	1,009,927	(758,450)	278,977

Shares issued to Purio Environmental stockholders
per share exchange agreement Feb. 13, 2008	27,734,603	27,735	(27,735)
Net Loss for the 3 mo. Ended March 31, 2008				(63,629)	(63,629)

Balances, March 31, 2008	55,234,603	$55,235	$982,192	$(822,079)	$215,348

PURIO INC.

(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008 AND 2007
(Expressed in US Dollars)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Purio Inc. (f/k/a AOM Minerals Ltd.) (a development stage company) (the “Company”) was incorporated under the laws of the State of Nevada on June 3, 2005. The Company initially was an exploration stage company with an objective of acquiring, exploring and if warranted and feasible, developing natural resource properties. Activities during this stage included developing the business plan and raising capital.

Effective December 5, 2007, the Company changed its name to “Purio Inc.” and entered into a share exchange agreement with Purio Environmental Water Source, Inc. (“Purio Environmental”), a private Nevada corporation, and the shareholders of Purio. Pursuant to the share exchange agreement, the company issued 27,734,603 shares of its common stock in return for all outstanding shares of Purio Environmental. The exchange resulted in a change of control.

Purio Environmental was incorporated under the laws of the State of Nevada and its principal offices are located at 1048 1685 H Street, Blaine, Washington, USA. Purio owns proprietary water clarification technology suitable to a broad number of applications including the clarification of surface water, industrial process water and sewage. The Company is marketing this technology initially for industrial and commercial applications to reclaim water and reduce the need for fresh water in such applications.

The consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America and include the following significant accounting policies:

(B) Principles of Consolidaton

The consolidated financial statements include the accounts of Purio Inc. and Purio Environmental Water Source Inc. Significant inter-company transactions have been eliminated.

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

(E) Long-Lived Assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset August not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. Impairment of experimental water clarification equipment is calculated based on its estimated useful life.

(F) Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company generated deferred tax credits through net operating loss carryforwards. However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined below.

(G) Loss Per Share

Statement of Financial Accounting Standards No. 128 “Earnings Per Share” requires presentation of basic earnings per share and diluted earnings per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated using the treasury stock. At March 31, 2008, there were no potentially dilutive securities.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2008 and 2007.

	2008	2007

Numerator:

Basic and diluted net loss per share:
Net Loss	$(63,629)	$(0)

Denominator

Basic and diluted weighted average
number of shares outstanding	40,634,361	55,000,000

Basic and Diluted Net Loss Per Share	$(0.002)	$(0.000)

(H) Patent

The patent is United States Patent 5904855 granted May 18, 1999 for a “Closed Chemically Advanced Treatment System”. The invention described in the patent is used by the Company in the water purification equipment which is under development. The patent is not in use to protect marketed products and is therefore not amortized. There has been no change in circumstances that would warrant impairment per an evaluation under SFAS 121.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 ”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “ Accounting for Certain Investments in Debt and Equity Securities ” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “ Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 ”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements. These recent accounting pronouncements have no current applicability to the Company and have no effect on the financial statements.

(J) Foreign Currency Translation

In accordance with SFAS 52 "Foreign Currency Translation", the Company has determined that its functional currency is the United States Dollar. The Company recorded a consolidated comprehensive gain of $8,313 in the three months ended March 31, 2008 from the translation of transactions through a Canadian bank. Exchange differences are accumulated as a component of accumulated other comprehensive gain.

(K) Comprehensive Income (Loss)

Comprehensive income or loss encompasses net income or loss and “other comprehensive income or loss”, which includes all other non-owner transactions and events that change shareholders’ equity/deficiency. The Company’s other comprehensive gain reflects the effect of foreign currency translation adjustments on the translation of the financial statements from the functional currency of Canadian dollars into the reporting currency of U.S. dollars.

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

Because the company has not yet established the viability of the property, the mineral rights were impaired 100% as of March 31, 2008.

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

In the period January 1, 2008 to March 31, 2008 a contribution of capital of $19,834 was made in the process of winding up the Company’s operations preparatory to effecting a share exchange agreement.

On February 13, 2008 27,500,000 shares of founders stock was surrendered to the treasury of the Company and the shares retired.

On December 7, 2007, the Company entered into a share exchange agreement with Purio Environmental Water Source, Inc. (“Purio Environmental”), a private Nevada corporation, and the shareholders of Purio. Pursuant to the terms of the share exchange agreement, the Company agreed to acquire all of the issued and outstanding shares of Purio Environmental’s common stock in exchange for 27,500,000 shares of the Company.

On February 11, 2008, the share exchange agreement was amended. On February 13, 2008, pursuant to the terms of the amendment, the Company acquired all of the issued and outstanding shares of Purio Environmental ’s common stock in exchange for the Company’s issuance of 27,734,603 shares to the shareholders of Purio. The transaction was accounted for as a reverse merger, with Purio Inc. being the accounting acquirer for accounting purposes.

At March 31, 2008 the Company is authorized to issue 375,000,000 shares. At March 31, 2008 there are 27,734,603 shares issued and outstanding.

NOTE 5	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, and from inception has a consolidated net loss of $822,079, and a negative cash flow from operations of $730. The company has a positive consolidated working capital of $95,064 and current stockholders’ equity $215,348 as at March 31, 2008 as a result of raising share capital. There is substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 6	LITIGATION

There are no significant legal proceedings against the Company with respect to matters arising in the ordinary course of business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", "our company" and “Purio” mean Purio Inc. and our subsidiary Purio Environmental Water Source Inc.

General Overview

We were incorporated pursuant to the laws of the State of Nevada on June 3, 2005 under the name AOM Minerals Ltd. Our principal office is located at 1048 1685 H Street, Blaine, Washington, USA 98320. Effective October 29, 2007, we effected a five (5) for one (1) forward stock split of our authorized, issued and outstanding common. The forward stock was approved by NASDAQ at the open for business on November 2, 2007.

Following our incorporation, we engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discovered.

We were not financially successful in implementing our business plan as a mineral property exploration company and were not able to generate any revenue. As management of our company investigated opportunities and challenges in the business of being a mineral property exploration company, management realized that the business did not present the best opportunity for our company to realize value for our shareholders. Accordingly, we abandoned our previous business plan and focused on the identification of suitable businesses with which to enter into a business opportunity or business combination, which ultimately led to the transaction with Purio.

On December 7, 2007, we entered into a share exchange agreement with Purio Environmental Water Source, Inc. (“Purio”), a private Nevada corporation. Pursuant to the terms of the share exchange agreement, we agreed to acquire all of the issued and outstanding shares of Purio’s common stock in exchange for the issuance by our company of 27,500,000 shares of our common stock to the shareholders of Purio.

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

Results of Operations

Three month Summary ending March 31, 2008 and 2007

	Three Months Ended
	March 31
	2008		2007
Revenue	$277	$	Nil
Operating Expenses	$72,219	$	Nil
Net Loss	$71,942	$	Nil

Revenue

We have not earned any revenues from operations since our inception.

Expenses

Our operating expenses for the three month periods ended March 31, 2008 and March 31, 2007 are outlined in the table below:

	Three Months Ended
	March 31
	2008		2007
Professional fees	$25,476	$	Nil
Consulting	$18,105	$	Nil
Impairment of mineral property
rights	$9,858	$	Nil
Depreciation	$1,007	$	Nil
Other general and administrative	$17,773	$	Nil

Equity Compensation

As of March 31, 2008, we had not adopted any equity compensation plans and no stock, options, or other equity securities were awarded to our executive officers.

Liquidity and Financial Condition

Working Capital
	At	At	Percentage
	March 31,	Dec 31,	Increase/
	2008	2007	Decrease
Current Assets	$267,709	$220,263	21.5%
Current Liabilities	$172,645	$78,210	120.75%
Working Capital (deficit)	$95,064	$142,053	(66.9)%

Cash Flows
	Three		Three
	Months		Months
	Ended		Ended
	March 31,		March 31,
	2008		2007
Net Cash Used in Operating Activities	$730	$	Nil
Net Cash Provided by Investing Activities	$(4,200)	$	Nil
Net Cash Provided by Financing Activities	$44,834	$	Nil
Increase In Cash During The Period	$48,217	$	Nil

During the next twelve months, we plan to identify and establish markets for our products and arrange for the construction, delivery and commissioning of equipment to satisfy those markets. We anticipate that we will be able to satisfy our cash requirements for the next 12 months and that we will have to raise additional funds of $1,000,000 for the following:

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

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $1,000,000 over the next 12 months to pay for our ongoing expenses. These expenses include sales and marketing, research and development, manufacturing and engineering, and general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for the expansion of our exploration operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

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

Cash and Cash Equivalents

For purposes of the cash flow statements, we consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Long-Lived Assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset August not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. Impairment of experimental water clarification equipment is calculated based on its estimated useful life.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company generated deferred tax credits through net operating loss carryforwards. However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined below.

Loss Per Share

Statement of Financial Accounting Standards No. 128 “Earnings Per Share” requires presentation of basic earnings per share and diluted earnings per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated using the treasury stock. At March 31, 2008, there were no potentially dilutive securities.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2008 and 2007.

	2008		2007
Numerator:
Basic and diluted net loss per share:
Net Loss	$(63,629)	$	(0)
Denominator
Basic and diluted weighted average
number of shares outstanding	40,634,361		55,000,000
Basic and Diluted Net Loss Per Share	$(0.002)		$(0.000)

Patent

The patent is United States Patent 5904855 granted May 18, 1999 for a “Closed Chemically Advanced Treatment System”. The invention described in the patent is used by the Company in the water purification equipment which is under development. The patent is not in use to protect marketed products and is therefore not amortized. There has been no change in circumstances that would warrant impairment per an evaluation under SFAS 121.

Item 3. Quantitative Disclosures About Market Risks

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal accounting and financial officer (our president) to allow for timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2008, the end of the three month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

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

We are highly dependent upon our management personnel such as Earl Switenky, Daryl English and Maurice Swanson because of their experience in relation to water clarification and reclamation. The loss of the services of one or more of these individuals may impair management's ability to operate our company. We have not purchased key man insurance on any of these individuals, which insurance would provide us with insurance proceeds in the event of their death. Without key man insurance, we may not have the financial resources to develop or maintain our business until we could replace the individual or to replace any business lost by the death of that person. The competition for qualified personnel in the markets in which we operate is intense. In addition, in order to manage growth effectively, we must implement management systems and recruit and train new employees. We may not be able to attract and retain the necessary qualified personnel. If we are unable to retain or to hire qualified personnel as required, we may not be able to adequately manage and implement our business.

Most of our assets and all of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Although we are organized under the laws of the State of Nevada, United States, our business is principally conducted outside of the United States. Outside the United States, it may be difficult for investors to enforce judgments against us that are obtained in the United States in any action, including actions predicated upon civil liability provisions of federal securities laws. In addition, all of our directors and officers reside outside the United States, and nearly all of the assets of these persons and our assets are located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against us or such persons judgments predicated upon the liability provisions of United States securities laws. There is substantial doubt as to the enforceability against us or any of our directors and officers located outside the United States in original actions or in actions of enforcement of judgments of United States courts or liabilities predicated on the civil liability provisions of United States federal securities laws. In addition, as the majority of our assets are located outside of the United States, it may be difficult to enforce United States bankruptcy proceedings against us. Under bankruptcy laws in the United States, courts typically have jurisdiction over a debtor's property, wherever it is located, including property situated in other countries. Courts outside of the United States may not recognize the United States bankruptcy court's jurisdiction. Accordingly, investors may have trouble administering a United States bankruptcy case involving a Nevada company as debtor with most of its property located outside the United States. Any orders or judgments of a bankruptcy court obtained in the United States may not be enforceable.

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

Trading of our stock may be restricted by the SEC’s penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the closing of the share exchange agreement, on February 13, 2008 we issued 27,734,603 shares of our common stock to the former shareholders of Purio as follows: 20,352,822 shares of common stock were issued in reliance on Regulation S and/or Section 4(2) of the Securities Act of 1933 in an offshore transaction to a non-U.S. Person (as that term is defined in Regulation S under the Securities Act of 1933); and 7,381,781 shares of our common stock were issued in reliance upon Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit	Description
Number
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1
Amended and Restated Share Exchange Agreement dated February 11, 2008 among Purio Inc., Purio Environmental Water Source, Inc. and the shareholders of Purio Environmental Water Source, Inc. (incorporated by reference from our current report on Form 8-K filed on February 14, 2008).

2.2	Waiver of Closing items Agreement dated February 13, 2008 (incorporated by reference from our current report on Form 8-K filed on February 14, 2008).
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on April 11, 2007).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on April 11, 2007).
3.3	Articles of Merger and Certificate of Change (incorporated by reference from our current report on Form 8-K filed on December 11, 2007)
3.4	Certificate of Change (incorporated by reference from our current report on Form 8-K filed on November 28, 2007)
(10)	Material Contracts
10.1	License agreement with Earl Switenky dba UltraSafe Water Source (incorporated by reference from our current report on Form 8-K filed on February 14, 2008).
10.2

General Security Agreement between Proteus Environmental Systems Inc., and Purio Environmental Water Source, Inc. (formerly Global Tech Inc.) dated January 31, 2000 (incorporated by reference from our current report on Form 8-K filed on February 14, 2008).

10.3	Notice of Retention of Collateral to Proteus Environmental Systems Inc. dated December 14, 2001 (incorporated by reference from our current report on Form 8-K filed on February 14, 2008).
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification of Principal Executive Officer and Principal Financial Officer.
(32)	Section 1350 Certifications
32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURIO INC.
(Registrant)

Dated: May 20, 2008	/s/ Daryl English
Daryl English
President, Chief Executive Officer, Chief
Financial Officer, Principal Accounting Officer,
Secretary and Treasurer
(Principal Executive Officer, Principal
Accounting Officer and Principal Financial
Officer)