Form 10-Q
period 2008-06-30
PURIO INC.
filed 2008-08-19
CIK 1395005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

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
55,234,603 common shares issued and outstanding as of August 6, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

These financial statements have been prepared by Purio Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of June 30, 2008, and our results of operations, and our cash flows for the six month period ended June 30, 2008. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company’s Form 10-KSB.

PURIO INC.
(A Development Stage Company)
Consoliated Balance Sheet
(Unaudited)

	June 30,	December 31,
	2008	2007
		(Restated)
ASSETS		Note 8
Current Assets
Cash and cash equivalents	$271,750	$219,492
Prepaid Expenses	$11,088	$771
Total Current Assets	282,838	220,263
Property and Equipment
Fixed Assets, net	30,035	14,353
Other Assets
Patents	119,995	119,995
Total Other Assets	119,995	119,995

TOTAL ASSETS	$432,868	$354,611

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	2,235	20,605
Note Payable	64,955
Bank Advance	25,000
Deposits	145,410	45,455
Subscriptions Received	-	12,150
Loans from Officer	17,258	17,258
Total Current Liabilities	254,858	95,468

Shareholders' Equity (Deficit)
Common Stock, no par value; stated value $0.001, authorized
75,000,000 shares,
issued and outstanding 55,234,603 shares at June 30, 2008
issued and outstanding 55,000,000 at December 31, 2007	55,235	55,000
Additional Paid-In Capital	982,192	962,593
Deficit accumulated during the development stage	(859,417)	(758,450)

TOTAL SHAREHOLDERS' EQUITY	178,010	259,143

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$432,868	$354,611

PURIO INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

					For the Period
	For the	For the	For the	For the	of Inception
	three months	three months	six months	six months	from Nov. 16,
	ended	ended	ended	ended	1999, through
	Jun 30, 2008	Jun 30, 2007	Jun 30, 2008	Jun 30, 2007	Jun 30, 2008
		Not reported		Not reported
Revenue
Sales revenue					$-
Other revenue	138		414		1,719
Total Revenue	138		414		1,719

General and Administrative Expenses:
Professional Fees	1,377		29,005		328,657
Exploration Costs and Expenses					22,219
Occupancy Costs	5,544		5,544		5,544
Consulting	12,000		30,208		403,086
Depreciation			1,007		26,931
Impairment of mineral property rights					3,600
Listing and Filing					4,987
Administration					9,858
Other General and Administrative
Expenses	18,835		43,215		82,729
Total General and Administrative
Expenses	37,756		108,979		887,611

Net Operating Loss	(37,618)		(108,565)		(885,892)

Currency translation adjustment	280		7,598		26,475

Comprehensive Loss	(37,338)		(100,967)		(859,417)

Loss Per Common Share, basic & diluted	$(0.001)		$(0.002)

Weighted Average Shares Outstanding,
Basic and Diluted:	55,234,603		55,179,105

PURIO INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

			For the Period
	For the	For the	of Inception
	three months	six months	from Nov. 16,
	ended	ended	1999, through
	June. 30, 2008	June. 30, 2008	June. 30, 2008
Cash flows from operating activities:
Net Operating Income (Loss)	$(37,618)	$(108,565)	$(885,892)
Adjustments to reconcile net loss to
net cash used by operating activities:
Non-cash depreciation	-	1,007	26,931
Non cash common stock issued for services
Decrease in Subscriptions Received	-	(12,150)
Change in operating assets and liabilities:
Increase (decrease) in Accounts Payable	-	(18,370)	2,235
Increase in Deposits	-	99,955	145,410
(Increase) decrease in Prepaid Expenses	(11,087)	(10,317)	(11,088)
Net cash (used by) operating activities	(48,705)	(48,440)	(722,404)

Cash flows from investing activities:
Acquistion of patent	-	-	(119,995)
Acquisition of equipment	-	-	(40,277)
Acquisition of water vessels	-	(4,200)	(4,200)
Acquisition of furniture and Fixtures	(1,483)	(1,483)	(1,483)
Acquisition of equipment for leases	(11,006)	(11,006)	(11,006)
Net cash (used by) investing activities	(12,489)	(16,689)	(176,961)

Cash flows from financing activities:
Common stock issued for cash	-	-	564,768
Bank advance	-	25,000	25,000
Proceeds from Note Payable	64,955	64,955	64,955
Proceeds from officer's loan	-	-	17,258
Other contributed capital	-	19,834	472,659
Net cash (used) provided by financing activitiies	64,955	109,789	1,144,640

Effect of exchange rates on cash	280	7,598	26,475

Net increase (decrease) in cash	4,041	52,258	271,750

Cash, beginning of the period	267,709	219,492	-

Cash, end of the period	$271,750	$271,750	$271,750

Supplemental cash flow disclosure:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

PURIO INC.

(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
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

The consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America and include the following significant accounting policies:

(B) Principles of Consolidation

The consolidated financial statements include the accounts of Purio Inc. and Purio Environmental Water Source Inc., a wholly owned subsidiary. Significant inter-company transactions have been eliminated.

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

(G) Loss Per Share

Statement of Financial Accounting Standards No. 128 “Earnings Per Share” requires presentation of basic earnings per share and diluted earnings per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated using the treasury stock. At June 30, 2008, there were no potentially dilutive securities.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the six months ended June 30, 2008::

2008
Numerator:

Basic and diluted net loss per share:

Net Loss	$(100,968)

Denominator

Basic and diluted weighted average number of shares outstanding	55,179,105

Basic and Diluted Net Loss Per Share	$(0.002)

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

(J) Foreign Currency Translation

In accordance with SFAS 52 "Foreign Currency Translation", the Company has determined that its functional currency is the United States Dollar. The Company recorded a consolidated comprehensive gain of $7,516 in the six months ended June 30,, 2008 from the translation of transactions through a Canadian bank. Exchange differences are accumulated as a component of accumulated other comprehensive gain.

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

On March 31, 2006, the Company entered into an agreement for an option to acquire a 100% interest in Maybe property in the Kettle River Region of British Columbia, Canada for a purchase price of $3,600. The property consists of 2 mineral claims known as the Kenrick #1 and Hard To Beat Claims.

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

On February 11, 2008, the share exchange agreement was amended. On February 13, 2008, pursuant to the terms of the amendment, the Company acquired all of the issued and outstanding shares of Purio Environmental ’s common stock in exchange for the Company’s issuance of 27,734,603 shares to the shareholders of Purio. The transaction was accounted for as a purchase, with Purio Inc. being the accounting acquirer for accounting purposes.

At June 30, 2008 the Company is authorized to issue 375,000,000 shares. At June 30, 2008 there are 55,234,603 shares issued and outstanding.

NOTE 5	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, and from inception has a consolidated net loss of $859,417, and a negative cash flow from operations of $722,404 The Company has positive consolidated working capital of $27,980 and current stockholders’ equity of $178,010 as at June 30, 2008, as a result of raising share capital. Nonetheless there is substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 6	LITIGATION

There are no significant legal proceedings against the Company with respect to matters arising in the ordinary course of business.

NOTE 8 –	RESTATEMENT

Balance Sheet.

Officer loan was reclassified from Other Liabilities to Current Liabilities in the restated balance sheet, since the obligation is payable on demand. The reclassification had no effect on net equity, or net income.

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

General Overview

We were incorporated pursuant to the laws of the State of Nevada on June 3, 2005 under the name AOM Minerals Ltd. Our principal office is located at 1048 1685 H Street, Blaine, Washington, USA 98320. Effective October 29, 2007, we effected a five (5) for one (1) forward stock split of our authorized, issued and outstanding common. The forward stock became effect on the OTC Bulletin Board at the open for business on November 2, 2007.

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

As of the closing date of the amended agreement on February 13, 2008, we adopted the business of selling clarified and reclaimed product water for human consumption, and agricultural, industrial, domestic and recreational uses. Our business strategy is to generate revenues through the production, processing and distribution of clarified and reclaimed product water. In addition, we intend to distribute water purification equipment in Canada, the United States and internationally through license agreements and other appropriate arrangements.

Results of Operations

Three month Summary ending June 30, 2008

Three Months Ended
June 30
2008
Revenue	$138
Operating Expenses	$37,756
Net Loss	$37,338

Expenses

Our operating expenses for the three month period ended June 30, 2008 are outlined in the table below:

		Three Months Ended
		June 30
		2008
Professional fees		$1,377
Occupancy Costs		$5,544
Consulting		$12,000
Depreciation	$	Nil
Other general and administrative		$18,835

Six month Summary ending June 30, 2008

Six Months Ended
June 30
2008
Revenue	$414
Operating Expenses	$108,979
Net Loss	$108,565

Expenses

Our operating expenses for the six month period ended June 30, 2008 are outlined in the table below:

Six Months Ended
June 30
2008
Professional fees	$29,005
Occupancy Costs	$5,544
Consulting	$30,208
Depreciation	$1,007
Other general and administrative	$43,215

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Equity Compensation

As of June 30, 2008, we had not adopted any equity compensation plans and no stock, options, or other equity securities were awarded to our executive officers.

Liquidity and Financial Condition

Working Capital
	At	At	Percentage
	June 30,	Dec. 31,	Increase/
	2008	2007	Decrease
Current Assets	$282,838	$220,263	28%
Current Liabilities	$254,858	$95,468	166%
Working Capital	$27,980	$24,527	14%

Cash Flows
Six Months
Ended
June 30,
2008
Net Cash Used in Operating Activities	$48,440
Net Cash Used in Investing Activities	$16,689
Net Cash Provided by Financing Activities	$109,789
Increase in Cash During the Period	$52,258

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

Long-Lived Assets

We account for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by our company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset are not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. Impairment of experimental water clarification equipment is calculated based on its estimated useful life.

Income Taxes

We utilize SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. We generated deferred tax credits through net operating loss carryforwards. However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined below.

Loss Per Share

Statement of Financial Accounting Standards No. 128 “Earnings Per Share” requires presentation of basic earnings per share and diluted earnings per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated using the treasury stock. At June 30, 2008, there were no potentially dilutive securities.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the six months ended June 30, 2008 and 2007.

	2008	2007

Numerator:

Basic and diluted net loss per share

Net Loss	$(100,968)	$(0)

Denominator

Basic and diluted weighted average number of shares outstanding	55,179,105	55,000,000

Basic and Diluted Net Loss Per Share	$(0.002)	$(0.000)

Patent

We current have a United States Patent 5904855 granted May 18, 1999 for a “Closed Chemically Advanced Treatment System”. The invention described in the patent is used by our company in the water purification equipment which is under development. The patent is not in use to protect marketed products and is therefore not amortized. There has been no change in circumstances that would warrant impairment per an evaluation under SFAS 121.

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

As of June 30, 2008, the end of the six month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we sell our product water. We estimate our average monthly operating expenses to be approximately $10,000. As a result, we will need to acquire further financing. There can be no assurance that we will be able to obtain the financing we require, or obtain such financing on terms that are commercially viable for us. These circumstances raise substantial doubt about our ability to continue as a going concern.

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

None.

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

2.2	Waiver of Closing items Agreement dated February 13, 2008 (incorporated by reference from our current report on Form 8-K filed on February 14, 2008).

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on April 11, 2007).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on April 11, 2007).

3.3	Articles of Merger and Certificate of Change (incorporated by reference from our current report on Form 8-K filed on December 11, 2007)

Exhibit	Description
Number

3.4	Certificate of Change (incorporated by reference from our current report on Form 8-K filed on November 28, 2007)

(10)	Material Contracts

10.1	License agreement with Earl Switenky dba UltraSafe Water Source (incorporated by reference from our current report on Form 8-K filed on February 14, 2008).

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

PURIO INC.
(Registrant)

Dated: August 19, 2008	/s/ Daryl English
Daryl English
President, Chief Executive Officer, Chief
Financial Officer, Principal Accounting Officer,
Secretary and Treasurer
(Principal Executive Officer, Principal
Accounting Officer and Principal Financial
Officer)