Form 10-Q
period 2008-09-30
PURIO INC.
filed 2008-11-19
CIK 1395005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to ___________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

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
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 55,234,603 common shares issued and outstanding as of November 10, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

These financial statements have been prepared by Purio Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of September 30, 2008, and our results of operations, and our cash flows for the nine month period ended September 30, 2008. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company’s Form 10-KSB.

PURIO INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$35,739	$219,492
Prepaid Expenses	11,088	771
Inventory	11,006	-
Total Current Assets	57,833	220,263
Property and Equipment
Fixed Assets, net	43,436	14,353
Other Assets
Patents	119,995	119,995
Total Other Assets	119,995	119,995

TOTAL ASSETS	$221,264	$354,611

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts Payable	4,693	20,605
Deposits	245,410	45,455
Subscriptions Received	-	12,150
Loans from Officer	17,258	17,258
Total Current Liabilities	267,361	95,468

Stockholders' Equity (Deficiency)
Common Stock, no par value; stated value $0.001, authorized
75,000,000 shares; issued and outstanding
55,234,603 shares as at September 30, 2008
55,000,000 shares as at December 31, 2007	55,235	55,000
Additional Paid-In Capital	933,365	962,593
Deficit accumulated during the development stage	(1,034,697)	(758,450)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(46,097)	259,143

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$221,264	$354,611

PURIO INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

					For the Period
	For the	For the	For the	For the	of Inception
	3 months	3 months	9 months	9 months	from Nov. 16,
	ended	ended	ended	ended	1999, through
	Sep. 30,	Sep. 30,	Sep. 30,	Sep. 30,	Sep. 30,
	2008	2007	2008	2007	2008
Revenue
Sales revenue	$-	$-	$-	$-	$-
Other revenue	-	-	-	-	1,719
Total Revenue	-	-	-	-	1,719

General and Administrative Expenses:
Professional Fees	17,864	203,541	71,254	203,541	346,521
Exploration Costs and Expenses					22,219
Occupancy Costs	7,700	-	13,244	-	13,244
Consulting	1,185	372,981	41,293	372,981	404,271
Depreciation	2,266	3,356	3,273	3,356	29,197
Impairment of mineral property rights	-	-	-	-	3,600
Stock Transfer Fees	-	-	2,033	-	4,987
Administration	32369	-	32,369	-	42,227
Other General and Administrative	114081	-	133,772	-	114,081
Expenses		19,153		19,153	82,729
Total General and Administrative
Expenses	175,465	599,031	297,238	599,031	1,063,076

Net Operating Loss	(175,465)	(599,031)	(297,238)	(599,031)	(1,061,357)

Other Comprehensive Income
Currency translation adjustment	164	-	20,702	-	26,639
Interest Income	21	-	289	-	21
	185	-	20,991	-	26,660

Comprehensive Loss	(175,280)	(599,031)	(276,247)	(599,031)	(1,034,697)

Loss Per Common Share,
basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding,
Basic and Diluted:	55,234,603	55,000,000	55,196,930	55,000,000

PURIO INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

					For the Period
	For the	For the	For the	For the	of Inception
	3 months	3 months	9 months	9 months	Nov. 16,
	ended	ended	ended	ended	1999 through
	Sep. 30,	Sep. 30,	Sep. 30,	Sep. 30,	Sep. 30,
	2008	2007	2008	2007	2008

Cash flows from operating activities:
Net Operating Income (Loss)	$(175,465)	$(599,031)	$(297,238)	$(599,031)	$(1,061,357)
Adjustments to reconcile net loss to
net cash used by operating activities:
Non-cash depreciation	2,266	3,356	3,273	3,356	26,931
Decrease in Subscriptions Received		(58,500)		(58,500)
Change in operating assets and liabilities:
Accounts Payable	2,458		(15,912)		4,693
Increase in Deposits held	100,000	45,455	199,955	45,455	245,410
Prepaid Expenses			(10,317)		(11,088)
Increase in Inventory	(11,006)		(11,006)		(11,006)
Net cash (used by) operating activities	(81,747)	(608,720)	(131,245)	(608,720)	(806,417)

Cash flows from investing activities:
Acquisition of patent		(9,995)		(9,995)	(119,995)
Acquisition of equipment	(11,467)	(5,753)	(17,931)	(5,753)	(43,454)
Acquisition of water vessels	(4,200)		(14,425)		(14,424)
Acquisition of furniture and Fixtures					(1,483)
Acquisition of equipment for leases					(11,006)

Net cash (used by) investing activities	(15,667)	(15,748)	(32,356)	(15,748)	(190,362)

Cash flows from financing activities:
Common stock issued for cash		564,768		564,768	564,768
Bank advance	(25,000)	(49)		(49)
Proceeds from Note Payable	(64,955)
Proceeds from officer's loan					17,258
Other contributed capital	(48,827)		(29,228)		49,853
Non cash issue of stock		373,744	235	373,744	373,979
Reclassification of subscriptions		(148,054)	(12,150)	(148,054)
Net cash (used by) provided by
financing activities	(138,782)	790,409	(41,143)	790,409	1,005,858

Effect of exchange rates on cash	185	-	20,991	-	26,660

Net increase (decrease) in cash	(236,011)	165,941	(183,753)	165,941	35,739

Cash, beginning of the period	271,750	-	219,492	-	-

Cash, end of the period	$35,739	$165,941	$35,739	$165,941	$35,739

Supplemental cash flow disclosure:
Interest paid	$-	$-	$-	$-	$-
Taxes paid	$-	$-	$-	$-	$-

PURIO INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

				Accumulated
				Deficit	Total
	Common Stock		Additional	during the	Shareholders'
	Number of		Paid-In	Development	Equity
	Shares	Par Value	Capital	Stage	(Deficit)
Dec 31, 2007	55,000,000	$55,000	$962,593	$(758,450)	$259,143
Feb 13, 2008	27,734,603	27,735	(27,735)
Feb 13, 2008	(27,500,000)	(27,500)	27,500
Merger adjustments			(28,993)		(28,993)
Net Loss, nine months ended Sep. 30, 2008				(276,247)	(276,247)
Balances, September 30, 2008	55,234,603	55,235	933,365	(1,034,697)	(46,097)

PURIO INC.

(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
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

(G) Loss Per Share

Statement of Financial Accounting Standards No. 128 “Earnings Per Share” requires presentation of basic earnings per share and diluted earnings per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated using the treasury stock. At September 30, 2008, there were no potentially dilutive securities.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the nine months ended September 30,

	2008	2007
Numerator:
Basic and diluted net loss per share:
Net Loss	$(276,247)	$(599,031)
Denominator
Basic and diluted weighted average
number of shares outstanding	55,196,930	55,000,000
Basic and Diluted Net Loss Per Share	$(0.01)	$(0.01)

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

(J) Foreign Currency Translation

In accordance with SFAS 52 "Foreign Currency Translation", the Company has determined that its functional currency is the United States Dollar. The Company recorded a consolidated comprehensive gain of $20,991 in the nine months ended September 30, 2008 from the translation of transactions through a Canadian bank. Exchange differences are accumulated as a component of accumulated other comprehensive gain.

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

(L) Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including accounts payable approximate fair value due to the relatively short period to maturity for this instrument

(M) Acquisition of Mineral Property

On March 31, 2006, the Company entered into an agreement for an option to acquire a 100% interest in The August Property in the Kettle River Region of British Columbia, Canada for a purchase price of $3,600. The property consists of 2 mineral claims known as the Kenrick #1 and Hard To Beat Claims.

In August 2006, a geological survey on the property was completed, geological report filed, and exploration program recommended.

Because the company has not yet established the viability of the property, the mineral rights were impaired 100% as of March 31, 2008.

(N) Stockholder’s Equity

On February 28, 2006, the Company issued 27,500,000 shares of common stock to its founders for cash of $5,500 ($0.0002 per share).

On February 28, 2006, the Company issued 27,500,000 shares of common stock to its founders for cash of $5,500 ($0.0002 per share).

On October 29, 2007 a 1: 5 forward stock split was effected of the company to become its subsidiary, Purio Environmental Water Source, Inc.

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

On February 11, 2008, the share exchange agreement was amended. On February 13, 008, pursuant to the terms of the amendment, the Company acquired all of the issued and outstanding shares of Purio Environmental ’s common stock in exchange for the Company’s issuance of 27,734,603 shares to the shareholders of Purio. The transaction was accounted for as a purchase, with Purio Inc. being the accounting acquirer for accounting purposes.

On February 13, 2008 27,500,000 shares of founders stock was surrendered to the treasury of the Company and the shares retired.

At September 30, 2008 the Company is authorized to issue 375,000,000 shares, of which there are 55,234,603 shares issued and outstanding.

NOTE 5 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, and from inception has a consolidated net loss of $1,034,697, and a negative cash flow from operations of $806,417. The Company has negative consolidated working capital of $209,528 and current stockholders’ deficit of $46,097 as at September 30, 2008. There is substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

Three month Summary ending September 30, 2008

		Three Months Ended
		September 30
		2008
Revenue	$	Nil
Operating Expenses		$175,465
Net Loss		$175,465

Expenses

Our operating expenses for the three month period ended September 30, 2008 are outlined in the table below:

		Three Months Ended
		September 30
		2008
Professional fees		$17,864
Occupancy Costs		$7,700
Consulting		$1,185
Depreciation		$2,266
Impairment of mineral property rights	$	Nil
Stock Transfer Fees	$	Nil
Administration		$32,369
Other general and administrative		$114,081

Nine month Summary ending September 30, 2008

		Nine Months Ended
		September 30
		2008
Revenue	$	Nil
Operating Expenses		$297,238
Net Loss		$297,238

Expenses

Our operating expenses for the nine month period ended September 30, 2008 are outlined in the table below:

		Nine Months Ended
		September 30
		2008
Professional fees		$71,254
Occupancy Costs		$13,244
Consulting		$41,293
Depreciation		$3,273
Impairment of mineral property rights	$	Nil
Stock Transfer Fees		$2,033
Administration		$32,369
Other general and administrative		$133,772

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Equity Compensation

As of September 30, 2008, we had not adopted any equity compensation plans and no stock, options, or other equity securities were awarded to our executive officers.

Liquidity and Financial Condition

Working Capital
	At	At	Percentage
	September 30,	Dec. 31,	Increase/
	2008	2007	Decrease
Current Assets	$57,833	$220,263	(73%	)
Current Liabilities	$267,361	$78,210	241%
Working Capital	$(209,528)	$142,053	(247%	)

Cash Flows
Nine Months Ended
September 30,
2008
Net Cash (Used by) Operating Activities	$(131,245)
Net Cash (Used by) Investing Activities	$(32,356)
Net Cash (Used by) Provided by Financing Activities	$(41,143)
Increase (Decrease) in Cash During the Period	$(183,753)

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the nine months ended September 30, 2008 and 2007.

	2008	2007
Numerator:
Basic and diluted net loss per share
Net Loss	$(276,247)	$(599,031)
Denominator
Basic and diluted weighted average
number of shares outstanding	55,196,930	55,000,000
Basic and Diluted Net Loss Per Share	$(0.01)	$(0.01)

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

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (who is acting as our principal executive officer and principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of September 30, 2008, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer and principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer and principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are highly dependent upon our management personnel because of their experience in relation to water clarification and reclamation. The loss of the services of one or more of these individuals may impair management's ability to operate our company. We have not purchased key man insurance on any of these individuals, which insurance would provide us with insurance proceeds in the event of their death. Without key man insurance, we may not have the financial resources to develop or maintain our business until we could replace the individual or to replace any business lost by the death of that person. The competition for qualified personnel in the markets in which we operate is intense. In addition, in order to manage growth effectively, we must implement management systems and recruit and train new employees. We may not be able to attract and retain the necessary qualified personnel. If we are unable to retain or to hire qualified personnel as required, we may not be able to adequately manage and implement our business.

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

PURIO INC.
(Registrant)

Dated: November 19, 2008	/s/ Daryl English
Daryl English
President, Chief Executive Officer, Chief
Financial Officer, Principal Accounting Officer,
Secretary and Treasurer
(Principal Executive Officer, Principal
Accounting Officer and Principal Financial
Officer)