Form 10-K
period 2008-12-31
PURIO INC.
filed 2009-04-15
CIK 1395005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number: 333-142019

PURIO INC.
(Exact name of registrant as specified in its charter)

Nevada	98-05255034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1048 – 1685 H Street
Blaine, Washington 98230
(Address of principal executive offices)

866.698.0146
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of June 30, 2008 the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was $12,151,613.

As of April 14, 2009 the registrant’s outstanding common stock consisted of 55,234,603 shares.

EXPLANATORY NOTE

As reported in our current report on Form 8-K filed with the United States Securities and Exchange Commission (the “SEC”) on February 14, 2008, we completed a share exchange transaction with Purio Environmental Water Source, Inc., a private Nevada corporation (“Purio”), and the shareholders of Purio that resulted in Purio becoming our wholly-owned subsidiary and our new operating business as of February 13, 2008. The closing of the share exchange transaction resulted in a change of control of our company. The share exchange transaction was accounted for as a reverse acquisition and, as a result, our consolidated financial statements are, in substance, those of Purio, with our assets, liabilities, revenues and expenses included effective from the date of the closing of the share exchange transaction.

 PART I

Item 1.  Business

Forward-Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “could”, "may", "will", "should", "expects", "plans”, "anticipates", "believes", "estimates", "predicts", "potential" or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", and mean Purio Inc., unless otherwise indicated.

All dollar amounts in this annual report refer to U.S. dollars unless otherwise indicated.

Overview

On December 7, 2007 we entered into a share exchange agreement with Purio, a private Nevada corporation. Pursuant to the terms of the share exchange agreement, we agreed to acquire all of the issued and outstanding shares of Purio’s common stock in exchange for issuing 27,500,000 shares of our common stock to the shareholders of Purio.

On February 11, 2008 we entered into an amended and restated share exchange agreement with Purio and the shareholders of Purio, and this agreement was amended slightly to alter some closing conditions on February 13, 2008. The amended agreement amended and restated the share exchange agreement dated December 7, 2007 in its entirety except for Schedule 2A, Schedule 2B and Schedule 3 which were previously executed by the shareholders of Purio. Pursuant to the amended agreement, we agreed to acquire all of the issued and outstanding shares of Purio’s common stock in exchange for issuing approximately 27,734,603 shares of our common stock to the shareholders of Purio, and we also agreed to cancel 27,500,000 shares of our issued and outstanding common stock held by two of our shareholders.

As of the closing date of the amended agreement on February 13, 2008, we adopted the business Purio, which involves selling clarified and reclaimed product water for human consumption, as well as agricultural, industrial, domestic and recreational uses. Our business strategy is to generate revenues through the production, processing and distribution of clarified and reclaimed product water. In addition, we intend to distribute water purification equipment in Canada, the Unites States and internationally through license agreements and other appropriate arrangements.

Purio owns proprietary water clarification technology suitable for a broad number of applications including the clarification of surface water, industrial process water and sewage. We intend to use Purio’s technology initially for industrial and commercial applications to reclaim water and reduce the need for fresh water in such applications. We further intend to use Purio’s technology to produce potable water for commercial and residential use. In all cases, we intend for Purio to retain ownership and operation of its proprietary technology and to sell the water to end users.

Products and Services

Purio acquired its patented water treatment technology through the enforcement of a general security agreement which gave Purio a secured interest in various assets of Proteus Environmental Systems Inc. (“Proteus”). Daryl English, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and one of our directors, was the President of Proteus when Purio entered into the general security agreement with Proteus. On December 14, 2001 Purio enforced its security interest and became the owner of, among other assets, U.S. Patent 5904855 and Canadian patent application number CA2277922, both of which relate to Purio’s water clarification technology.

Our patented water treatment technology has the potential to satisfy a significant demand for clean water suitable for human consumption, agricultural, industrial, domestic and recreational uses. The technology has a wide range of applications, including wastewater treatment, process water recycling, and drinking water production. It works as a continuous-flow water/suspended-solids primary separation system. The process mechanically separates suspended solids from liquids, without the use of membranes or filters. When the process is applied to residential wastewater, the solids can be further processed through various forms of bio-reduction technology, including composting, thereby creating a value-added by-product suitable for uses in agriculture, horticulture or landscaping. We believe the same clarification equipment, because of its versatility, also has the potential to economically reclaim process water normally disposed of in industrial and agricultural applications such as food processing. In addition, the technology is also capable of clarifying dirty surface water from ponds and rivers as the first stage in providing safe drinking water. Clarified water may be further sanitized by ozonation and treated by such means as reverse osmosis to become high-quality potable water.

We also intend to distribute a comprehensive line of in-home and office drinking water purification equipment in Canada and the Unites States. We have entered into a licensing agreement with Earl Switenky doing business as UltraSafe Water Source (“UltraSafe”) for the marketing and distribution of UltraSafe’s water purification equipment. Mr. Switenky is one of our directors and was a director and officer of Purio at the time the licensing agreement was entered into. To date we are the only entity with rights to distribute UltraSafe’s equipment, which consists of an under-the-counter reverse osmosis water purification system under the Guardian brand name aw complementary products such as shower filters.

Intellectual Property

Purio’s proprietary water clarification technology is patented under U.S. Patent 5904855. This patent expires on May 18, 2014. Purio has also applied to patent its technology in Canada. It is management’s intention to file future patent applications occasioned by any improvements made to Purio’s water clarification technology.

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal offices are located at 1048 – 1685 H Street, Blaine, Washington 98320. As of April 14, 2009 we had not entered into any lease agreements for these premises. However, we pay an annual fee of approximately $150 to use this space.

Item 3.  Legal Proceedings

As of April 14, 2009 neither we nor our wholly owned subsidiary is a party to, nor is the property in which we have an interest the subject of, any material pending legal proceedings. In addition, our management is not aware of any such proceedings contemplated against us by any governmental authority.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on the OTC Bulletin Board under the trading symbol “PURO”. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company's operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Our common stock was first traded on the OTC Bulletin Board on November 28, 2007. The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The high and low bid quotations of our common stock for the periods indicated below are as follows:

OTC Bulletin Board

Quarter Ended	High ($)	Low ($)
December 31, 2008	0.25	0.05
September 30, 2008	0.47	0.12
June 30, 2008	0.57	0.17
March 31, 2008	0.89	0.32
November 30, 2007	0.75	0.51
August 31, 2007	N/A	N/A
May 31, 2007	N/A	N/A
February 28, 2007	N/A	N/A

Holders

As of April 14, 2009 there were approximately 62 holders of record of our common stock. We do not believe that a significant number of beneficial owners hold their shares of our common stock in street name.

Dividends

As of April 14, 2009 we had not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock for the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our future dividend policy will be subject to the discretion of our Board of Directors and will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board.

Equity Compensation Plans

As of April 14, 2009 we did not have any equity compensation plans in place.

Recent Sales of Unregistered Securities

We did not make any unregistered sales of our equity securities between September 30, 2008 and December 31, 2008.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

During the next 12 months we intend to identify and establish markets for our products and arrange for the construction, delivery and commissioning of equipment to satisfy those markets. We anticipate that we will not be able to satisfy our cash requirements for the next 12 months and that we will have to raise additional funds of $1,000,000 for the following:

Description	Potential Completion Date	Estimated Expenses ($)
Construction or purchase of purification equipment	12 months	500,000
Marketing expenses	12 months	300,000
Research and development	12 months	50,000
Professional fees (legal, accounting and auditing fees)	12 months	100,000
General and administrative expenses	12 months	50,000
Total		1,000,000

We will require additional funds to implement our growth strategy and develop our water clarification and water reclamation business. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution to the equity ownership of our common stock. There is no assurance that we will be able to maintain our operations at a level sufficient for an investor to obtain a return on his or her investment in our common stock. Further, we may be unprofitable.

We intend to design and build purification equipment based on contracted orders, and we plan to conduct marketing via demonstrations, participation in trade shows, advertising in electronic and print media and by developing a global representative and dealer network. We will continue to spend money on research and development in order to develop Purio’s technology for a broader range of applications.

We cannot provide a guarantee that we will be able to obtain the funds required to continue our operations. We intend to pursue various financing alternatives to meet our immediate and long-term financial requirements, but there is no assurance that additional financing will be available to us when we need it or that we will be able to obtain it on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Going Concern

We have not generated any revenues to date and depend on obtaining outside financing to carry out our operations. If we are unable to raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail.

If our operations and cash flow improve, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or an improvement in our liquidity situation. The threat of our ability to continue as a going concern will cease to exist only when our revenues have reached a level able to sustain our business operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. We have identified below an accounting policy that is of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Cash and Cash Equivalents

For purposes of our cash flow statements, we consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8.  Financial Statements and Supplementary Data

At the time this annual report was filed, the audit of our financial statements was not complete due to unanticipated delays. We plan to file an amendment to this annual report containing all required information in the near future.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 14, 2009. Based on the evaluation of these disclosure controls and procedures, our management concluded that our disclosure controls and procedures were not effective due to control deficiencies.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, our management determined that there were significant deficiencies that constituted material weaknesses, as described below.

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. We do not have a majority of independent directors and thus no audit committee. We have no policy on fraud.  A whistleblower policy is not necessary given our small size. We do not have a code of ethics.

2.	There is a lack of monitoring of internal control as we are in the development stage and have limited resources.

3.	The potential for management override exists due to our lack of independent directors.

Our management is currently evaluating remediation plans for the above control deficiencies.

In light of the existence of these control deficiencies, our management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result, our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

John Kinross-Kennedy, an independent registered public accountant, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2008.

Changes in Internal Control

During the quarterly period ended December 31, 2008 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T).  Controls and Procedures

Not applicable.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of our executive officers and directors as of April 14, 2009.

Name	Age	Position
Daryl English	61	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director
Joseph A.M. Swanson	60	Chief Operations Officer, Vice-President and Director
Earl Switenky	59	Director

Our current directors will serve as such until the next annual meeting of our shareholders or until their successors are elected and qualified. Our current executive officers hold their positions at the will of our Board of Directors. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

Daryl English, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer

Daryl English has been our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer since February 8, 2008, and our director since August 21, 2008. Mr. English brings a strong business background and excellent educational credentials to his positions.

Since 2000, Mr. English has been a senior business consultant with a Canadian management consulting company specializing in small and medium sized businesses. Prior to that, he acted as senior business consultant for a prominent international business consulting firm, where he specialized in organizational development and financial turn-around situations. In 1994, Mr. English founded a communications and international business consulting company, before which he was the Vice President and Chief Financial Officer of a publicly-traded energy service company. All of this followed a successful career in commercial banking.

Over the course of his career, Mr. English has provided a broad range of business management consulting services to privately owned businesses located in Canada and the United States. Such services include, but are not limited to, organizational development and restructuring, financial management, and the development of strategies, systems and procedures designed to increase revenues, improve profitability and provide suitable management control.

Mr. English graduated from Queen’s University in Kingston, Ontario with an MBA degree in 1996.

Joseph A.M. Swanson, Chief Operations Officer, Vice-President and Director

Joseph Swanson has been our Chief Operations Officer, Vice-President and director since November 20, 2007. Mr. Swanson brings a significant amount of business knowledge and experience gained from a variety of industries to his positions.

For the past five years, Mr. Swanson has provided business consulting services to various private companies in a self-employed capacity. From 1990 to 2003, he acted as the marketing manager for C. Brothers Ltd., a company involved in the metal recycling industry. While at C. Brothers, Mr. Swanson was responsible for the development of sales and marketing strategies for the provinces of British Columbia, Alberta, Saskatchewan and Manitoba. From 1980 to 1990, Mr. Swanson was the owner of Nastec Developments Ltd., a company who contracted with MacMillan-Bloedel Limited to offer several forestry-related services, specifically those related to environmental compliance issues. During this time, he was also employed with Canag R&D, an instrumental promoter of soil and water conservation, agricultural methodology and equipment, with whom he began his professional career. While at Canag R&D, Mr. Swanson sat on the Soil Conservation Strategies Committee.

Earl Switenky, Director

Earl Switenky has been our director since October 19, 2007. Mr. Switenky has nearly three decades of executive experience, and nearly a decade of expertise in the water industry. Since 2004, he has carried on business as a sole proprietor under the name UltraSafe Water Source, a company which he co-founded as a partnership that specializes in manufacturing, marketing and servicing water purification equipment. Mr. Switenky is also an officer of Purio Environmental Water Source, Inc., a technology acquisition and development firm specializing in drinking water production and wastewater reclamation technology, which he founded in 1999.

From 1993 to 1999, Mr. Switenky worked as an independent contractor for a private international marketing company, specifically in the fine jewelry and precious metals industry. During that time, he developed successful market distributors in several regions including Canada and the continental United States, as well as Hawaii, Australia, New Zealand and the United Kingdom. From 1985 to 1993, Mr. Switenky acted as an Instructor at Northwest Regional College. At the same time, he was responsible for running Turfland Inc., a successful full service landscaping and irrigation design and installation company, from its inception in 1984 to 1994.

Mr. Switenky graduated from the University of Saskatchewan with a degree in Education in 1974.

None of our directors currently serve on the board of any other public company or any company registered as an investment company.

Significant Employees

Other than our directors and officers, we do not have any employees. We do not expect any other individuals to make a significant contribution to our business; however, within the next six months we intend to hire a sales and marketing person on a full-time basis.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been subsequently reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent (10%) of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2008 all filing requirements applicable to our directors, executive officers and ten percent (10%) stockholders were complied with.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code.

Audit Committee

The functions of the audit committee are currently carried out by our Board of Directors. Our Board has determined that we do not have an audit committee financial expert on our Board carrying out the duties of the audit committee. The Board has determined that the cost of hiring a financial expert to act as a director and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having an audit committee financial expert on the Board.

Director Nominees

We do not have a nominating committee. Our Board of Directors selects individuals to stand for election as members of the Board. Our Board of Directors does not have a policy with regards to the consideration of any director candidates recommended by our security holders. Our Board has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the Board considers a nominee for a position on our Board. If security holders wish to recommend candidates directly to our Board, they may do so by communicating directly with our President at the address specified on the cover of this annual report.

Item 11.  Executive Compensation

None of our directors or executive officers has received any compensation from us from our inception on June 3, 2005 to December 31, 2008. Pursuant to Item 402(a)(5) of Regulation S-K we have omitted all tables and columns since no compensation has been awarded to, earned by, or paid to these individuals.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors or a committee performing a similar function. It is the view of the Board that it is appropriate for us not to have such a committee because of our size and because the Board as a whole determines executive compensation.

Compensation of Directors

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors may in the future receive stock options to purchase shares of our common stock as awarded by the Board of Directors or any compensation committee thereof. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board. Our Board may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Change of Control

As of April 14, 2009 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Neither we nor our wholly owned subsidiary have any compensation plans or individual compensation arrangements under which our securities are authorized for issuance to either employees or non-employees.

The following table sets forth the ownership, as of April 14, 2009, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of March 31, 2009, there were 55,234,603 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)
Common Stock	Daryl English (1) c/o 1048 – 1685 H Street Blaine, Washington 98320	3,324,767	6
Common Stock	Joseph A.M. Swanson (2) c/o 1048 – 1685 H Street Blaine, Washington 98320	3,324,767	6
Common Stock	Earl Switenky (3) c/o 1048 – 1685 H Street Blaine, Washington 98320	7,583,781 (4)	13
All Officers and Directors as a Group		14,223,315	26

(1)	Daryl English is our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and one of our directors.

(2)	Joseph A.M. Swanson is our Chief Operating Officer, Vice President and one of our directors.

(3)	Earl Switenky is one of our directors.

(4)
Includes 7,381,781 shares held by Wolfberry Devco of North America Inc., a company over which Earl Switenky has sole voting and investment power, and 202,000 shares held by Cindy Schattenkirk, the spouse of Earl Switenky.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

On December 7, 2007 we entered into a share exchange agreement with Purio, a privately held Nevada corporation. Pursuant to the terms of the share exchange agreement, we agreed to acquire all of the issued and outstanding shares of Purio’s common stock in exchange for issuing 27,500,000 shares of our common stock to the shareholders of Purio.

On December 10, 2007 Purio entered into a license agreement with Earl Switenky doing business as UltraSafe Water Source for the marketing and distribution of UltraSafe’s water purification equipment. Mr. Switenky is one of our directors and was a director and officer of Purio at the time the licensing agreement was entered into. To date we are the only entity with rights to distribute UltraSafe’s equipment, which consists of an under-the-counter reverse osmosis water purification system under the Guardian brand name and complementary products such as shower filters.

On February 11, 2008 we entered into an amended and restated share exchange agreement with Purio and the shareholders of Purio, which was amended slightly to alter closing conditions on February 13, 2008. The amended agreement amended and restated the share exchange agreement dated December 7, 2007 in its entirety except for Schedule 2A, Schedule 2B and Schedule 3 which were previously executed by the shareholders of Purio. Pursuant to the amended agreement, we agreed to acquire all of the issued and outstanding shares of Purio’s common stock in exchange for issuing approximately 27,734,603 shares of our common stock to the shareholders of Purio, and we also agreed to cancel 27,500,000 shares of our issued and outstanding common stock held by two of our shareholders. The agreement closed on February 13, 2007, at which time we issued 27,734,603 shares to the previous Purio shareholders. After cancelling the 27,500,000 issued and outstanding shares of our common stock, the Purio shareholders owned more than 50% of the outstanding and issued shares of our common stock.

As at February 11, 2008 the following relationships existed:

•
Daryl English, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and one of our directors, was the President and sole director of Purio;

•	Earl Switenky, one of our directors, was the Secretary and Treasurer of Purio;

•	Mr. Switenky had sole voting and investment power over 7,308,694 shares of Purio’s common stock owned by Wolfberry Devco of North America Inc.;

•	Cindy Schattenkirk, the spouse of Mr. Switenky, owned 202,000 shares of Purio’s common stock;

•	Mr. English owned 3,291,848 shares of Purio’s common stock is his own name; and

•	Joseph A.M. Swanson, our Chief Operating Officer, Vice President and one of our directors, owned 3,291,848 shares of Purio’s common stock.

At the closing of the share exchange agreement, in consideration for the shares of Purio’s common stock, we issued 7,381,781 shares of our common stock to Wolfberry, 3,324,767 shares of our common stock to Mr. English, 3,324,767 shares of our common stock to Mr. Swanson and 202,000 shares of our common stock to Ms. Schattenkirk, the spouse of Mr. Switenky.

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Director Independence

The OTC Bulletin Board on which our common stock is quoted on does not have any director independence requirements. We currently have three directors, Daryl English, Joseph A.M. Swanson and Earl Switenky. We do not have a definition of independence, although we plan to develop a definition of independence in the future and scrutinize our Board of Directors with regard to this definition.

Item 14.  Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our current auditor, John Kinross-Kennedy, and our former auditor, Webb & Co., in connection with the audit of our financial statements for the years ended December 31, 2008 and November 30, 2007, and any other fees billed for services rendered by our auditors during these periods.

John Kinross-Kennedy
Period from December 1, 2007 to December 31, 2008

Audit fees	$3,000
Audit-related fees	$0
Tax fees	$0
All other fees	$0
Total	$3,000

Webb & Co.
Period from December 1, 2006 to November 30, 2007

Audit fees	$7,505
Audit-related fees	$0
Tax fees	$0
All other fees	$0
Total	$7,505

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended December 31, 2008.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

For our financial statements, see Item 8 set forth on page 8 of this annual report.

We have omitted financial statement schedules because they are inapplicable or the requested information is shown in our financial statements or the notes related thereto.

Exhibit Number	Exhibit Description
2.1	Amended and Restated Share Exchange Agreement dated February 11, 2008 among Purio Inc., Purio Environmental Water Source, Inc. and the shareholders of Purio Environmental Water Source, Inc. (1)
2.2	Waiver of Closing items Agreement dated February 13, 2008 (1)
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Incorporated by reference from our current report on Form 8-K filed on February 14, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2009	Purio Inc.

	By:	/s/ Daryl English
Daryl English
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Daryl English	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director	April 14, 2009
Daryl English

/s/ Joseph A.M. Swanson	Chief Operating Officer, Vice President and Director	April 14, 2009
Joseph A.M. Swanson

/s/ Earl Switenky	Director	April 14, 2009
Earl Switenky