Form 10-K/A
period 2008-12-31
PURIO INC.
filed 2009-05-14
CIK 1395005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
Amendment No. 1

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

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.001

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

As of May 11, 2009 the registrant’s outstanding common stock consisted of 55,234,603 shares.

SIGNATURES
EXPLANATORY NOTE

We are filing this amended annual report on Form 10-K/A because at the time our annual report was filed, our audited financial statements were not available due to unanticipated delays.

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

As of the closing date of the amended agreement on February 13, 2008, we adopted the business of Purio, which involves selling clarified and reclaimed product water for human consumption, as well as agricultural, industrial, domestic and recreational uses. Our business strategy is to generate revenues through the production, processing and distribution of clarified and reclaimed product water. In addition, we intend to distribute water purification equipment in Canada, the Unites States and internationally through license agreements and other appropriate arrangements.

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

Item 1A.      Risk Factors

Not required.

Item 1B.      Unresolved Staff Comments

None.

Item 2.        Properties

Our principal offices are located at 1048 – 1685 H Street, Blaine, Washington 98320. As of May 11 , 2009 we had not entered into any lease agreements for these premises. However, we pay an annual fee of approximately $150 to use this space.

Item 3.        Legal Proceedings

As of May 11 , 2009 neither we nor our wholly owned subsidiary is a party to, nor is the property in which we have an interest the subject of, any material pending legal proceedings. In addition, our management is not aware of any such proceedings contemplated against us by any governmental authority.

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

Holders

As of May 11 , 2009 there were approximately 62 holders of record of our common stock. We do not believe that a significant number of beneficial owners hold their shares of our common stock in street name.

Dividends

As of May 11 , 2009 we had not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock for the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our future dividend policy will be subject to the discretion of our Board of Directors and will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board.

Equity Compensation Plans

As of May 11 , 2009 we did not have any equity compensation plans in place.

Recent Sales of Unregistered Securities

We did not make any unregistered sales of our equity securities between September 30, 2008 and December 31, 2008.

Item 6.        Selected Financial Data

Not applicable.

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-K/A. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

We completed a share exchange transaction with Purio Environmental Water Source, Inc., a private Nevada corporation incorporated on November 16, 1999 (“Purio”), and the shareholders of Purio that resulted in Purio becoming our wholly-owned subsidiary and our new operating business as of February 13, 2008. The closing of the share exchange transaction resulted in a change of control of our company. The share exchange transaction was accounted for as a reverse acquisition and, as a result, our consolidated financial statements are, in substance, those of Purio, with our assets, liabilities, revenues and expenses included effective from the date of the closing of the share exchange transaction.

Results of Operations

Revenues

We have limited operational history. From our inception on November 16, 1999 to December 31, 2008 we generated revenues of $5,113. For the year ended December 31, 2008 we generated revenues of $3,394. As of December 31, 2008 we had total assets of $226,112 and total liabilities of $328,417. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months is uncertain.

Expenses

From our inception on November 16, 1999 to December 31, 2008 we incurred total expenses of $1,118,025, including $346,521 in professional fees, $430,698 in consulting fees, $40,345 in marketing expenses, $31,050 in depreciation expenses, $22,219 in exploration costs and expenses, $21,879 in occupancy costs, $42,894 in administration expenses and $178,945 in general and administrative expenses. Our general and administrative expenses consisted of travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax and telephone), office supplies, web development and courier and postage costs. Our professional fees consisted of legal, accounting and auditing fees.

For the year ended December 31, 2008 we incurred total expenses of $357,985, including $75,382 in professional fees, $40,865 in consulting fees, $5,126 in depreciation, $40,345 in marketing expenses, $28,532 in occupancy costs, $37,490 in administration expenses and $128,212 in other general and administrative expenses. For the year ended December 31, 2007 we incurred total expenses of $641,640, including $240,924 in professional fees, $372,981 in consulting fees, $4,316 in depreciation and $23,419 in other general and administrative expenses.

Net Loss

From our inception on November 16, 1999 to December 31, 2008 we incurred a net loss of $1,118,025. For the year ended December 31, 2008 we incurred a net loss of $332,454. For the year ended December 31, 2007 we incurred a net loss of $641,640.

Liquidity and Capital Resources

As of December 31, 2008 we had $36,409 in cash, $58,503 in total current assets, $328,417 in total current liabilities and a working capital deficit of $269,914. As of December 31, 2008 we had an accumulated deficit of $1,090,904.

We are dependent on the funds raised through our equity financing. Our net loss of $1,118,025 from our inception on November 16, 1999 to December 31, 2008 was funded by our equity financing. Since our inception on November 16, 1999, we have raised gross proceeds of $564,768 in cash from the sale of our common stock.

From our inception on November 16, 1999 to December 31, 2008 we spent $423,762 on operating activities. For the year ended December 31, 2008 we spent $115,533 on operating activities. For the year ended December 31, 2007 we spent $506,527 on operating activities.

From our inception on November 16, 1999 to December 31, 2008 we spent $198,659 on investing activities related to our technology. For the year ended December 31, 2008 we spent $38,388 on investing activities. For the year ended December 31, 2007 we spent $15,748 on investing activities.

From our inception on November 16, 1999 to December 31, 2008 we received $631,320 from financing activities. For the year ended December 31, 2008 we spent $29,162 on financing activities. For the year ended December 31, 2007 we received $741,816 from financing activities.

The decrease in cash for the year ended December 31, 2008 of $183,083 was due to our operating, investing and financing activities.

During the next 12 months we intend to identify and establish markets for our products and arrange for the construction, delivery and commissioning of equipment to satisfy those markets. We anticipate that we will not be able to satisfy our cash requirements for the next 12 months and that we will have to raise additional funds of approximately $963,600 (a total of $1,000,000 less our approximately $36,400 in cash as of December 31, 2008) for the following:

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

Going Concern

We have generated limited revenues to date and depend on obtaining outside financing to carry out our operations. If we are unable to raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail.

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

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 1 of the notes to our financial statements . We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Principles of Consolidation

The consolidated financial statements include the accounts of Purio Inc. and Purio Evironmental Water Source, Inc., a wholly owned subsidiary. Significant inter-company transactions have been eliminated.

Patent

The patent is United States Patent 5904855 granted May 18, 1999 for a “Closed Chemically Advanced Treatment System”. The invention described in the patent is used by the Company in the water purification equipment which is under development. The patent is not in use to protect marketed products and is therefore not amortized. There has been no change in circumstances that would warrant impairment per an evaluation under SFAS No. 121.

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8.        Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:      The Board of Directors and Shareholders
           Purio Inc.
           Blaine, Washington

I have audited the accompanying consolidated balance sheet of Purio Inc. as of December 31, 2008 and 2007 and the related statements of operations, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of  Purio Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has not yet commenced operations.  This raises substantive doubt about the Company’s ability to continue as a going concern.
Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.

/s/ John Kinross-Kennedy

John Kinross-Kennedy
Certified Public Accountant
Irvine, California
May 9, 2009

(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
as at December 31, 2008
	2008	2007
		(Restated)
ASSETS		Note 6
Current Assets
Cash and cash equivalents	$36,409	$219,492
Prepaid Expenses	11,088.00	771.00
Inventory	11,006.00	-
Total Current Assets	58,503	220,263
Property and Equipment
Fixed Assets, net	45,999	14,353
Other Assets
Patents	121,610	119,995

TOTAL ASSETS	$226,112	$354,611

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	9,988	20,605
Deposits	265,385	45,455
Subscriptions Received	35,955	12,150
Loans from Officer	17,089	17,258
Total Current Liabilities	328,417	95,468

Shareholders' Equity (Deficit)
Common Stock, no par value; stated value $0.001, authorized
75,000,000 shares, issued and outstanding
55,000,000 shares as at December 31, 2007;
55,234,063 shares as at December 31, 2008	55,234	55,000
Additional paid-in Capital	933,365	962,593
Deficit accumulated during the development stage	(1,090,904)	(758,450)

TOTAL SHAREHOLDERS' EQUITY	(102,305)	259,143

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$226,112	$354,611

PURIO INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
					For the Period of Inception
	For the 3 months ended	For the 3 months ended	For the year ended	For the year ended	from November 16, 1999
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007	through December 31, 2008
Revenue
Sales	$ 3,394	$ -	$ 3,394	$ -	$ 5,113
Selling Expenses
Marketing	2,625	-	40,345	-	40,345
General and Administrative Expenses:
Professional Fees	-	37,383	75,382	240,924	346,521
Exploration Costs and Expenses	-	-	-	-	22,219
Occupancy Costs	8,635	-	28,532	-	21,879
Consulting	26,427	-	40,865	372,981	430,698
Depreciation	1,853	960	5,126	4,316	31,050
Impairment of mineral rights	-	-	-	-	3,600
Stock Transfer Fees	-	-	2,033	-	4,987
Administration	667	-	37,490	-	42,894
Other General and Administrative Expenses	20,245	4,266	128,212	23,419	178,945
Total General and Administrative Expenses	57,827	42,609	317,640	641,640	1,082,793

Net Operating Loss	(57,058)	(42,609)	(354,591)	(641,640)	(1,118,025)

Other Comprehensive Income
Currency translation adjustment	767	14,692	22,422	14,692	27,406
Interest Income	84	-	456	-	456
Interest Expense	-	-	(741)	-	(741)
	851	14,692	22,137	14,692	27,121

Comprehensive Loss	(56,207)	(27,917)	(332,454)	(626,948)	(1,090,904)

Loss Per Common Share,
basic and diluted	$ (0.001)	$ (0.001)	$ -	$ (0.011)

Weighted Average Shares Outstanding,
basic and diluted:	55,234,063	55,000,000	55,205,924	55,000,000

PURIO INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
	For the 3 months ended	For the 3 months ended	For the year ended	For the year ended	Inception November 16, 1999
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007	through December 31, 2008
Cash flows from operating activities:
Net Operating Income (Loss)	$ (56,207)	$ (42,609)	$ (332,454)	$ (626,948)	$ (1,118,025)
Adjustments to reconcile net loss to
net cash used by operating activities:
Non-cash depreciation	1,853	960	5,126	4,316	31,050
Subscriptions Received	9,975	12,150	23,805	70,650	35,955
Subscription Receivable		58,500
Non Cash Common Stock for services					373,979
Change in operating assets and liabilities:
Accounts Payable	5,295	20,605	(10,617)		9,988
Inventory			(11,006)		(11,006)
Deposits	43,353		219,930	45,455	265,385
Prepaid Expenses		(771)	(10,317)		(11,088)
Net cash (used by) operating activities	4,269	48,835	(115,533)	(506,527)	(423,762)

Cash flows from investing activities:
Acquistion of patents	(1,615)		(1,615)	(9,995)	(121,610)
Acquisition of equipment			(18,816)		(59,092)
Acquisition of water vessels	(2,835)		(17,957)		(17,957)
Revaluation of Equipment				(5,753)
Net cash (used by) investing activities	(4,450)	-	(38,388)	(15,748)	(198,659)

Cash flows from financing activities:
Common stock issued for cash			234	880,012	564,768
Proceeds/Repayment of officer's loan			(168)		17,089
Other contributed capital		(9,976)	(29,228)	9,858	49,463
Reclassification of subscriptions				(148,054)
Net cash (used by) provided by financing activities	-	(9,976)	(29,162)	741,816	631,320
					631,320
Effect of exchange rates on cash	851	14,692	-	-	27,510
Net increase (decrease) in cash	670	53,551	(183,083)	219,541	36,409
Cash, beginning of the period	35,739	165,941	219,492	(49)	-
Cash, end of the period	$36,409	$219,492	$36,409	$219,492	$36,409

Supplemental cash flow disclosure:
Interest paid	$ -	$ -	$ -	$ -	$ -
Taxes paid	$ -	$ -	$ -	$ -	$ -

PURIO INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the year ended December 31, 2008

	Common Stock		Additional Paid-In	Accumulative Deficit during	Total Shareholders'
	Number of Shares	Par Value	Capital	theDevelopment Stage	Equity (Deficit)

Balances, December 31, 2007	55,000,000	$ 55,000	$ 962,593	$ (758,450)	$ 259,143

February 13, 2008: shares issued in share exchange agreement	27,734,063	27,734	(27,734)		-

February 13, 2008: retirement of founders' shares	(27,500,000)	(27,500)	27,500		-

Merger Adjustments			(28,994)		(28,994)

Net loss for the year ended December 31, 2008				(332,454)	(332,454)

Balances, December 31, 2008	55,234,063	$ 55,234	$ 933,365	$ (1,090,904)	$ (102,305)

PURIO INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008
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

Effective December 5, 2007, the Company changed its name to “Purio Inc.” and entered into a share exchange agreement with Purio Environmental Water Source, Inc. (“Purio Environmental”), a private Nevada corporation, and the shareholders of Purio Environmental. Pursuant to the share exchange agreement, the company issued 27,734,603 shares of its common stock in return for all outstanding shares of Purio Environmental.

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

The consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America and include the following significant accounting policies:

(B)               Principles of Consolidaton

The consolidated financial statements include the accounts of Purio Inc. and Purio Environmental Water Source, Inc., a wholly owned subsidiary.  Significant inter-company transactions have been eliminated.

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

(E)               Long-Lived Assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144, “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset will not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.  Impairment of experimental water clarification equipment is calculated based on its estimated useful life.

(F)                Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  The Company generated deferred tax credits through net operating loss carryforwards.  However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined below.

(G)               Loss Per Share

Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share (“Diluted EPS”) is similarly calculated using the treasury stock.  At December 31, 2008, there were no potentially dilutive securities.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the 12 months ended December 31.

	2008	2007
Numerator:
Basic and diluted net loss per share:	$(332,454)	$(626,948)
Net Loss
Denominator:
Basic and diluted weighted average number of shares outstanding	55,205,924	55,000,000
Basic and Diluted Net Loss Per Share	$(0.01)	$(0.01)

(H)                Patent

The patent is United States Patent 5904855 granted May 18, 1999 for a “Closed Chemically Advanced Treatment System”.  The invention described in the patent is used by the Company in the water purification equipment which is under development.  The patent is not in use to protect marketed products and is therefore not amortized.  There has been no change in circumstances that would warrant impairment per an evaluation under SFAS No. 121.

(I)                 Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”.  The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.  The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early adoption is prohibited.  The adoption of this statement is not expected to have a material effect on the Company's financial statements.  These recent accounting pronouncements have no current applicability to the Company and have no effect on the financial statements.

(J)                Foreign Currency Translation

In accordance with SFAS No. 52 “Foreign Currency Translation”, the Company has determined that its functional currency is the United States Dollar.  The Company recorded a consolidated comprehensive gain of $22,422 in the year ended December 31, 2008 from the translation of transactions through a Canadian bank.  Exchange differences are accumulated as a component of accumulated other comprehensive gain.

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

(L)                Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including accounts payable approximate fair value due to the relatively short period to maturity for this instrument.

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

Because the company had not yet established the viability of the property, the mineral rights were impaired 100% as of March 31, 2008.

NOTE 3        STOCKHOLDERS’ EQUITY

On February 28, 2006, the Company issued 27,500,000 shares of common stock to its founders for cash of $5,500 ($0.0002 per share).

On June 30, 2006, the Company issued 27,500,000 shares of common stock for cash of $55,000 ($0.002 per share).

On October 29, 2007, the Company effected a 5:1 forward split of its common stock.

On December 7, 2007, the Company entered into a share exchange agreement with Purio Environmental Water Source, Inc. (“Purio Environmental”), a private Nevada corporation, and the shareholders of Purio Environmental. Pursuant to the terms of the share exchange agreement, the Company agreed to acquire all of the issued and outstanding shares of Purio Environmental’s common stock in exchange for 27,500,000 shares of the Company.

On February 11, 2008, the share exchange agreement was amended. On February 13, 008, pursuant to the terms of the amendment, the Company acquired all of the issued and outstanding shares of Purio Environmental’s common stock in exchange for the Company’s issuance of 27,734,603 shares of common stock to the shareholders of Purio Environmental.  The transaction was accounted for as a purchase, with Purio Inc. being the accounting acquirer for accounting purposes.

On February 13, 2008, 27,500,000 shares of founders stock was surrendered to the treasury of the Company and the shares retired.

At December 31, 2008, the Company is authorized to issue 375,000,000 shares, of which there are 55,234,063 shares issued and outstanding.

NOTE 4        GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, and from inception has a consolidated net loss of $1,090,094.  The Company has negative consolidated working capital of $269,914 and a stockholders’ deficit of $102,305 as at December 31, 2008.  There is substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 5       LITIGATION

There are no significant legal proceedings against the Company with respect to matters arising in the ordinary course of business.

NOTE 6       RESTATEMENT

Balance Sheet

Officer loan was reclassified from Other Liabilities to Current Liabilities in the restated balance sheet, since the obligation is payable on demand.  The reclassification had no effect on net equity or net income.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 11 , 2009. Based on the evaluation of these disclosure controls and procedures, our management concluded that our disclosure controls and procedures were not effective due to control deficiencies.

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

Item 9B.      Other Information

None.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of our executive officers and directors as of May 11 , 2009.

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

Change of Control

As of May 11 , 2009 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Neither we nor our wholly owned subsidiary have any compensation plans or individual compensation arrangements under which our securities are authorized for issuance to either employees or non-employees.

The following table sets forth the ownership, as of April 26 , 2009, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of May 11 , 2009, there were 55,234,603 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

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

Date: May 13 , 2009	Purio Inc.

	By:	/s/ Daryl English
Daryl English
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Daryl English	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director	May 13 , 2009
Daryl English

/s/ Joseph A.M. Swanson	Chief Operating Officer, Vice President and Director	May 13 , 2009
Joseph A.M. Swanson

/s/ Earl Switenky	Director	May 13 , 2009
Earl Switenky