Form 10-Q
period 2009-03-31
PURIO INC.
filed 2009-05-15
CIK 1395005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

888.590.1156
(Registrant’s telephone number, including area code)

__________________________________________________
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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 15, 2009 the registrant’s outstanding common stock consisted of 55,234,603 shares.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited interim financial statements of Purio Inc. follow. All currency references in this report are to U.S. dollars unless otherwise noted.

Purio Inc.
(A Development Stage Company)

March 31, 2009

Consolidated Balance Sheet	F-1
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Consolidated Statement of Stockholders’ Equity
Notes to the Financial Statements

PURIO, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2009	December 31, 2008

ASSETS
Current Assets
Cash and cash equivalents	$14,704	$36,409
Prepaid Expenses	11,088	11,088
Inventory	13,093	11,006
Total Current Assets	38,885	58,503
Property and Equipment
Fixed Assets, net	43,939	45,999
Other Assets
Patents	121,610	121,610

TOTAL ASSETS	$204,434	$226,112

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	9,676	9,988
Deposits	265,385	265,385
Subscriptions Received	39,455	35,955
Loans from Officer	17,089	17,089
Total Current Liabilities	331,605	328,417

Shareholders' Equity (Deficit)
Common Stock, no par value; stated value $0.001, authorized 375,000 shares;
issued and outstanding: 55,234,063 as at December 31, 2008, 55,234,063 as at March 31, 2009	55,234	55,234

Additional Paid-In Capital	933,365	933,365
Deficit accumulated during the development stage	(1,115,770)	(1,090,904)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(127,171)	(102,305)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$204,434	$226,112

PURIO INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
			For the Period of Inception
	For the 3 months	For the 3 months	from November 16, 1999
	ended March 31, 2009	ended March 31, 2008	through March 31, 2009

Revenue
Sales	$-	$277	$5,113
Selling Expenses
Marketing	-	-	40,345
General and Administrative Expenses:
Professional Fees	6,176	25,476	352,697
Exploration Costs and Expenses			22,219
Occupancy Costs	8,518	-	30,397
Consulting	-	18,105	430,698
Depreciation	2,060	1,007	33,110
Impairment of mineral rights	-	3,600	3,600
Stock Transfer Fees	-	-	4,987
Administration	-	-	42,894
Other General and Administrative Expenses	11,343	24,031	190,288
Total General and Administrative Expenses	28,097	72,219	1,110,890

Net Operating Loss	(28,097)	(71,942)	(1,146,122)

Other Comprehensive Income
Currency translation adjustment	2,979	-	30,385
Interest Income	252	-	708
Interest Expense	-	-	(741)
	3,231	-	30,352

Comprehensive Loss	$(24,866)	$(71,942)	$(1,115,770)

Loss Per Common Share, basic and diluted	$(0.000)	$(0.001)

Weighted Average Shares Outstanding,
Basic and Diluted:	55,234,063	55,123,608

PURIO INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	For the 3	For the 3	For the Period of Inception
	months ended	months ended	November 16, 1999
	March 31, 2009	March 31, 2008	through December 31, 2008

Cash flows from operating activities:
Net Operating Income (Loss)	$(28,097)	$(71,942)	$(1,146,122)
Adjustments to reconcile net loss to
net cash used by operating activities:
Non-cash depreciation	2,060	1,006	33,110
Subscriptions Received	3,500	(12,150)	39,455
Subscription Receivable
Non Cash Common Stock for services			373,979
Change in operating assets and liabilities:
Accounts Payable	(312)	(18,370)	9,676
Inventory	(2,087)		(13,093)
Deposits		99,955	265,385
Prepaid Expenses		771	(11,088)
Net cash (used by) operating activities	(24,936)	(730)	(448,698)

Cash flows from investing activities:
Acquisition of patents			(121,610)
Acquisition of equipment			(59,092)
Acquisition of water vessels		(4,200)	(17,957)
Net cash (used by) investing activities	-	(4,200)	(198,659)

Cash flows from financing activities:
Common stock issued for cash			564,768
Proceeds/Repayment of officer's loan			17,089
Bank Advance		25,000
Other Contributed Capital		19,834	49,852
Net cash (used by) provided by financing activities	-	44,834	631,709

Effect of exchange rates on cash	3,231	8,313	30,352
Net increase (decrease) in cash	(21,705)	48,217	14,704
Cash, beginning of the period	36,409	219,492	-

Cash, end of the period	$14,704	$267,709	$14,704

Supplemental cash flow disclosure:
Interest paid	$-	$-	$741
Taxes paid	$-	$-	$-

PURIO INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from December 31, 2007 to March 31, 2009
(Unaudited)
	Common Stock		Additional	Accumulated Deficit during	Total Shareholders'
	Number of Shares	Par Value	Paid-In Capital	the Development Stage	Equity (Deficit)

Balances, December 31, 2007	55,000,000	$55,000	$62,593	$(758,450)	$259,143

Feb 13, 2008: shares issued in share exchange agreement	27,734,063	27,734	(27,734)

Feb 13, 2008: retirement of shares	(27,500,000)	(27,500)	27,500

Merger Adjustments			(28,994)		(28,994)

Net loss for the year ended December 31, 2008				(332,454)	(332,454)

Balances, December 31, 2008	55,234,063	$55,234	$933,365	$(1,090,904)	$(102,305)

Net loss for the 3 months ended March 31, 2009				(24,866)	(24,866)

	55,234,063	$55,234	$933,365	$(1,115,770)	$(127,171)

PURIO INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
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

(F)               Income Taxes

The Company utilizes Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  The Company generated deferred tax credits through net operating loss carryforwards.  However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined below.

(G)              Loss Per Share

SFAS No. 128, “Earnings Per Share”, requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share (“Diluted EPS”) is similarly calculated using the treasury stock.  At March 31, 2009, there were no potentially dilutive securities.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31:

	2009	2008
Numerator
Basic and diluted net loss per share:
Net Loss	$(24,866)	$(71,942)
Denominator
Basic and diluted weighted average number of shares outstanding	55,234,063	55,123,608
Basic and Diluted Net Loss Per Share:	$(0.00)	$(0.00)

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements”.  The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early adoption is prohibited.  The adoption of this statement is not expected to have a material effect on the Company's financial statements.  These recent accounting pronouncements have no current applicability to the Company and have no effect on the financial statements.

(J)               Foreign Currency Translation

In accordance with SFAS No. 52, “Foreign Currency Translation”, the Company has determined that its functional currency is the United States Dollar.  The Company recorded a consolidated comprehensive gain of $3,231 in the three months ended March 31, 2008 primarily from the translation of transactions through a Canadian bank.  Exchange differences are accumulated as a component of accumulated other comprehensive gain.

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

On February 11, 2008, the share exchange agreement was amended. On February 13, 008, pursuant to the terms of the amendment, the Company acquired all of the issued and outstanding shares of Purio Environmental’s common stock in exchange for the Company’s issuance of 27,734,603 shares of common stock to the shareholders of Purio Environmental.  The transaction was accounted for as a purchase, with Purio Inc. being the acquirer for accounting purposes.

On February 13, 2008, 27,500,000 shares of founders’ stock were surrendered to the treasury of the Company and the shares retired.

At March 31, 2009, the Company is authorized to issue 375,000,000 shares, of which there are 55,234,063 shares issued and outstanding.

NOTE 4       GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, and from inception has a consolidated net loss of $1,115,770.  The Company has negative consolidated working capital of $292,720 and a stockholders’ deficit of $127,171 as at March 31, 2009.  There is substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 5       LITIGATION

There are no significant legal proceedings against the Company with respect to matters arising in the ordinary course of business.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. Except as required by applicable law, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in U.S. dollars and are prepared in accordance with generally accepted accounting principles in the United States. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean Purio Inc., unless otherwise indicated.

Business Overview

As of the closing date of the share exchange agreement on February 13, 2008, we adopted the business of Purio, which involves selling clarified and reclaimed product water for human consumption, as well as agricultural, industrial, domestic and recreational uses. Our business strategy is to generate revenues through the production, processing and distribution of clarified and reclaimed product water. In addition, we intend to distribute water purification equipment in Canada, the Unites States and internationally through license agreements and other appropriate arrangements.

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

We also intend to distribute a comprehensive line of in-home and office drinking water purification equipment in Canada and the Unites States.

Results of Operations

Our results of operations are presented below:

	Three Months Ended March 31, 2009 ($)	Three Months Ended March 31, 2008 ($)	Period from November 16, 1999 (Date of Inception) to March 31, 2009 ($)

Revenue	-	277	5,113
Selling Expenses	-	-	40,345
General and Administrative Expenses	28,097	72,219	1,110,890
Net Loss	28,097	71,942	1,146,122

Results of Operations for the Three Month Period Ended March 31, 2009 and for the period from November 16, 1999 (Date of Inception) to March 31, 2009.

For the three month period ended March 31, 2009 we incurred a net loss of $28,097, compared to a net loss of $71,942 during the same period in fiscal 2008. Our net loss from inception to March 31, 2009 was $1,700,899. We did not experience any net loss per share for three month period ended March 31, 2009, compared to a net loss per share of $0.001 for the same period in fiscal 2008.

Our total operating expenses for the three month period ended March 31, 2009 were $28,097, compared to total operating expenses of $72,219 for the same period in fiscal 2008. Our total operating expenses from our inception on November 16, 1999 to March 31, 2009 were $1,110,890.

Our total operating expenses for the three month period ended March 31, 2009 consisted entirely of general and administrative expenses, including $6,176 in professional fees, $8,158 in occupancy costs, $2,060 in depreciation and $11,343 in other general and administrative expenses. We did not incur any other operating expenses during this period.

Our total operating expenses for the three month period ended March 31, 2008 consisted entirely of general and administrative expenses, including $25,476 in professional fees, $18,105 in consulting fees, $1,007 in depreciation, $3,600 in impairment of mineral rights and $24, 031 in other general and administrative expenses. We did not incur any other operating expenses during this period.

Our total operating expenses from our inception on November 16, 1999 to March 31, 2009 consisted of $40,345 in selling expenses, $352,697 in professional fees, $22,219 in exploration costs and advances, $30,397 in occupancy costs, $430,698 in consulting fees, $33,110 in depreciation, $3,600 in impairment of mineral rights,$4,987 in stock transfer fees, $42,894 in administration and $190,288 in other general and administrative expenses.

Our general and administrative expenses consisted of travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax and telephone), office supplies, web development and courier and postage costs. Our professional fees consisted of legal, accounting and auditing fees.

The decrease in operating expenses for the three month period ended March 31, 2009 was primarily due to a decrease in our professional fees and our consulting fees.

Liquidity and Capital Resources

As of March 31, 2009 we had cash of $14,704 in our bank accounts. As of March 31, 2009 we also had prepaid expenses of $11,088, inventory of $13,093, property and equipment of $43,939 and patents of $121,610, for total assets of $204,434.

As of March 31, 2009 we had a working capital deficit of $292,720. Our accumulated deficit from our inception on November 16, 1999 to March 31, 2009 was $1,115,770 and was funded primarily through equity financing.

We are dependent on funds raised through our equity financing. Our net loss of $1,146,122 from our inception on November 16, 1999 to March 31, 2009 was funded primarily through equity financing.

For the three month period ended March 31, 2009 we spent net cash of $24,396 on operating activities, compared to net cash spending of $730 on operating activities during the same period in fiscal 2008. The increase in expenditures on operating activities for the three months ended March 31, 2009 was primarily due to a decrease in our deposits.

For the three month period ended March 31, 2009 we did not engage in any investing activities, compared to net cash spending of $4,200 on investing activities during the same period in fiscal 2008.

For the three month period ended March 31, 2009 we did not engage in any financing activities, compared to net cash received of $44,834 from financing activities during the same period in fiscal 2008. The decrease in receipts from financing activities for the three months ended March 31, 2009 was primarily due to the absence of a bank advance and a decrease in other contributed capital.

During the three months ended March 31, 2009 our monthly cash requirements to fund our operating activities was approximately $7,235 compared to approximately $16,072 during the same period in fiscal 2008. Our cash of $14,704 as of March 31, 2009 is sufficient to cover our current monthly burn rate for more than two months.

We estimate our planned expenses for the next 12 months (beginning May 2009) to be approximately $1,000,000, as summarized in the table below:

Description	Potential Completion Date	Estimated Expenses ($)
Construction or purchase of purification equipment	12 months	500,000
Marketing expenses	12 months	300,000
Research and development	12 months	50,000
Professional fees (legal, accounting and auditing fees)	12 months	100,000
Other general and administrative expenses	12 months	50,000
Total		1,000,000

Our general and administrative expenses for the year will consist of travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax and telephone), office supplies, web development and courier and postage costs. Our professional fees include legal, accounting and auditing fees, and are related to our regulatory filings throughout the year.

Based on our planned expenditures, we require additional funds of approximately $985,300 (a total of $1,000,000 less our approximately $14,700 in cash as of March 31, 2009) to proceed with our business plan over the next 12 months. If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Future Financings

We have generated limited revenues, have achieved losses since our inception, and rely upon the sale of our securities to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our financial statements for the three months ended March 31, 2009 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

We will require approximately $1,000,000 over the next 12 months in order to enable us to proceed with our plan of operations, including paying our ongoing expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we intend to raise the balance of our cash requirements for the next 12 months (approximately $985,300) from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us.

If we are unable to obtain the necessary additional financing, then we plan to reduce the amounts that we spend on our operations, our professional fees and our other general and administrative expenses so as not to exceed the amount of capital resources that are available to us. If we do not secure additional financing our current cash reserves and working capital will be not be sufficient to enable us to sustain our operations and for the next 12 months, even if we do decide to scale back our operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 1 of the notes to our financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.        Controls and Procedures

Disclosure Controls

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) designed to provide reasonable assurance the information required to be reported in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to Securities and Exchange Commission rules and forms, including controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a timely manner, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the quarterly period ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

We are not aware of any legal proceedings to which we are a party or of which our property is the subject. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

Item 2.        Unregistered Sales of Equity Securities

We did not have any previously unreported sales of unregistered equity securities during the period covered by this report.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

None.

Item 5.        Other Information

None.

Item 6.        Exhibits

Exhibit Number	Exhibit Description
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2009	Purio Inc.

	By:	/s/ Daryl English
Daryl English
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director