Form 10-Q
period 2009-06-30
PURIO INC.
filed 2009-08-19
CIK 1395005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of August 19, 2009 the registrant’s outstanding common stock consisted of 55,234,063 shares.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited interim financial statements of Purio Inc. follow. All currency references in this report are to U.S. dollars unless otherwise noted.

Purio Inc.
(A Development Stage Company)
June 30, 2009

PURIO, INC.
( A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,579	$36,409
Prepaid Expenses	11,088	11,088
Inventory	13,092	11,006
Total Current Assets	25,759	58,503
Property and Equipment
Fixed Assets, net	41,996	45,999
Other Assets
Patents	121,610	121,610

TOTAL ASSETS	$189,365	$226,112

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	9,416	9,988
Deposits	167,395	265,385
Subscriptions Received	126,130	35,955
Loans from Officer	31,290	17,089
Total Current Liabilities	334,231	328,417

Other Liabilities
Note Payable	$15,166	$-

TOTAL LIABILITIES	$349,397	$328,417

Shareholders' Equity (Deficit)
Common Stock, no par value; stated value $0.001, authorized
375,000,000 shares; issued and outstanding
55,234,063 as at June 30, 2009,
55,234,063 as at December 31, 2008	55,234	55,234
Additional Paid-In Capital	933,365	933,365
Deficit accumulated during the development stage	(1,148,631)	(1,090,904)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(160,032)	(102,305)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$189,365	$226,112

PURIO  INC.
(A Development Stage Company)
 CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

					For the Period
					of Inception
					from Nov. 16,
	For the three months ended		For the six months ended		1999, through
	June 30		June 30		June 30,
	2009	2008	2009	2008	2008
Revenue
Sales	$-	$138	$-	$414	$5,113
Selling Expenses
Marketing	-	-	-	414	40,345
General and Administrative Expenses:
Professional Fees	15,523	1,377	21,700	29,005	352,697
Exploration Costs and Expenses	-	-	-		22,219
Occupancy Costs	4,200	5,544	12,718	5,544	30,397
Consulting		12,000	-	30,208	430,698
Depreciation	2,060	0	4,120	1,007	33,110
Impairment of mineral rights	-	0	-		3,600
Stock Transfer Fees	-	0	-		4,987
Administration	8,422	0	13,524		42,894
Other General and Administrative
Expenses	2,180	18,835	8,218	43,215	190,288
Total General and Administrative Expenses	32,385	37,756	60,280	108,979	1,110,890

Net Operating Loss	(32,385)	(37,618)	(60,280)	(108,565)	(1,146,122)

Other Comprehensive Income		594
Currency translation adjustment	-	280	2,979	7,598	30,385
Interest Income	-	-	252	-	708
Interest Expense	(476)	-	(678)	-	(741)
	(476)	280	2,553	7,598	30,352

Comprehensive Loss	$(32,861)	$(37,338)	$(57,727)	$(100,967)	$(1,115,770)

Loss Per Common Share, basic and diluted	$(0.001)	$(0.001)	$(0.001)	$(0.002)

Weighted Average Shares Outstanding,
Basic and Diluted:	55,234,063	55,234,063	55,234,063	55,179,105

PURIO  INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

					For the Period
					of Inception
					Nov. 16,
	For the three months ended		For the six months ended		1999, through
	June 30,		June 30,		Dec. 31,
	2009	2008	2009	2008	2008
Cash flows from operating activities:
Net Operating Income (Loss)	$(32,861)	$(37,618)	$(57,727)	$(108,565)	$(1,148,631)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash depreciation	2,060		4,120	1,007	35,170
Subscriptions Received			3,500	(12,150)	126,130
Subscription Receivable
Non Cash Common Stock for services					373,979
Change in operating assets and liabilities:
Accounts Payable	1,976		1,664	(18,370)	9,416
Inventory			(2,087)		(13,092)
Deposits				99,955	167,395
Prepaid Expenses		(11,087)		(10,317)	(11,088)
Net cash (used by) operating activities	(28,825)	(48,705)	(50,530)	(48,440)	(460,721)

Cash flows from investing activities:
Acquistion of patents					(121,610)
Acquisition of equipment		(12,489)		(12,489)	(59,199)
Acquisition of water vessels				(4,200)	(17,957)
Net cash (used by) investing activities	-	(12,489)	-	(16,689)	(198,766)

Cash flows from financing activities:
Common stock issued for cash					564,768
Proceeds/Repayment of officer's loan	14,200		14,200		31,290
Bank Advance				25,000
Proceeds of Note Payable	1,500	64,955	1,500	64,955	15,156
Other Contributed Capital				19,834	49,852
Net cash (used by) provided by financing activities	15,700	64,955	15,700	109,789	661,066

Effect of exchange rates on cash		280		7,598
Net increase (decrease) in cash	(13,125)	4,041	(34,830)	52,258	1,579
Cash, beginning of the period	14,704	267,709	36,409	219,492	-

Cash, end of the period	$1,579	$271,750	$1,579	$271,750	$1,579

Supplemental cash flow disclosure:
Interest paid	$476	$-	$678	$-	$1,217
Taxes paid	$-	$-	$-	$-	$-

PURIO  INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from December 31, 2007 to June 30, 2009
(Unaudited)

				Accumulated
				Deficit	Total
	Common Stock		Additional	during the	Shareholders'
	Number of	Par	Paid-In	Development	Equity
	Shares	Value	Capital	Stage	(Deficit)

Balances, December 31, 2007	55,000,000	$55,000	$962,593	$(758,450)	$259,143

Feb 13, 2008: shares issued in share exchange agreement	27,734,063	27,734	(27,734)

Feb 13, 2008: retirement of shares	(27,500,000)	(27,500)	27,500

Merger Adjustments			(28,994)		(28,994)

Net loss for the year ended December 31, 2008				(332,454)	(332,454)

Balances, December 31, 2008	55,234,063	$55,234	$933,365	$(1,090,904)	$(102,305)

Net loss for the 6 months ended June 30, 2009				(57,727)	(57,727)

	55,234,063	$55,234	$933,365	$(1,148,631)	$(160,032)

PURIO INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(Expressed in US Dollars)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

The interim financial statements as of and for the six months ended June 30, 2009 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America.  All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2008 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six month period ended June 30, 2009 are not necessarily indicative of results for the entire year ending December 31, 2009.

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

(E) Long-Lived Assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards (“SFAS”) Nos. 142 and 144, “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset will not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.  Impairment of experimental water clarification equipment is calculated based on its estimated useful life.

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

(G) Loss Per Share

SFAS No. 128, “Earnings Per Share”, requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share (“Diluted EPS”) is similarly calculated using the treasury stock.  At June 30, 2009, there were no potentially dilutive securities.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the six months ended June 30, 2009 and 2008:

                                                             2009                                          2008
Numerator:

Basic and diluted net loss per share:

Net Loss                                                                     $(57,727)                                  $ (100,967)

Denominator:

Basic and diluted weighted average  number of shares outstanding                    55,234,063                                  55,179,105

Basic and Diluted Net Loss Per Share:                                                              $(0.001)                                      $(0.002)

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

(I) Foreign Currency Translation

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

(J) Comprehensive Income (Loss)

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

(K) Fair Value of Financial Instruments

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

NOTE 4 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, and from inception has a consolidated net loss of $1,148,631.  The Company has negative consolidated working capital of $308,472 and a stockholders’ deficit of $160,032 as at June 30, 2009.  There is substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

We also intend to distribute a comprehensive line of in-home and office drinking water purification equipment in Canada and the Unites States.

Results of Operations

Our results of operations are presented below:

	Three Months Ended June 30, 2009 ($)	Three Months Ended June 30, 2008 ($)	Six Months Ended June 30, 2009 ($)	Six Months Ended June 30, 2008 ($)	Period from November 16, 1999 (Date of Inception) to June 30, 2009 ($)
Revenue	-	138	-	414	5,113
Selling Expenses	-	-	-	414	40,345
General and Administrative Expenses	32,385	37,756	60,280	108,719	1,110,890
Net Loss	32,385	37,618	60,280	108,565	1,146,122

Results of Operations for the Three Month Period Ended June 30, 2009 and for the period from November 16, 1999 (Date of Inception) to June 30, 2009

For the three month period ended June 30, 2009 we incurred a net loss of $32,385, compared to a net loss of $37,618 during the same period in fiscal 2008. Our net loss from our inception on November 16, 1999 to June 30, 2009 was $1,146,122. Our net loss per share for the three month period ended June 30, 2009 was $0.001, as was our net loss per share for the same period in fiscal 2008.

Our total operating expenses for the three month period ended June 30, 2009 were $32,385, compared to total operating expenses of $37,756 for the same period in fiscal 2008. Our total operating expenses from our inception on November 16, 1999 to June 30, 2009 were $1,110,890.

Our total operating expenses for the three month period ended June 30, 2009 consisted entirely of general and administrative expenses, including $15,523 in professional fees, $4,200 in occupancy costs, $2,060 in depreciation, $8,422 in administration costs and $2,180 in other general and administrative expenses. We did not incur any other operating expenses during this period.

Our total operating expenses for the three month period ended June 30, 2008 consisted entirely of general and administrative expenses, including $1,377 in professional fees, $5,544 in occupancy costs, $12,000 in consulting fees and $18,835 in other general and administrative expenses. We did not incur any other operating expenses during this period.

Our total operating expenses from our inception on November 16, 1999 to June 30, 2009 consisted of $40,345 in selling expenses, $352,697 in professional fees, $22,219 in exploration costs and advances, $30,397 in occupancy costs, $430,698 in consulting fees, $33,110 in depreciation, $3,600 in impairment of mineral rights, $4,987 in stock transfer fees, $42,894 in administration costs and $190,288 in other general and administrative expenses.

Our general and administrative expenses consisted of travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax and telephone), office supplies, web development and courier and postage costs. Our professional fees consisted of legal, accounting and auditing fees.

The decrease in operating expenses for the three month period ended March 31, 2009 was primarily due to a decrease in our consulting fees and other general and administrative expenses.

Results of Operations for the Six Month Period Ended June 30, 2009

For the six month period ended June 30, 2009 we incurred a net loss of $60,280, compared to a net loss of $108,565 during the same period in fiscal 2008. Our net loss per share for the six month period ended June 30, 2009 was $0.001, compared to a net loss per share of $0.002 for the same period in fiscal 2008.

Our total operating expenses for the six month period ended June 30, 2009 were $60,280, compared to total operating expenses of $108,979 for the same period in fiscal 2008.

Our total operating expenses for the six month period ended June 30, 2009 consisted entirely of general and administrative expenses, including $21,700 in professional fees, $12,718 in occupancy costs, $4,120 in depreciation, $13,524 in administration costs and $8,218 in other general and administrative expenses. We did not incur any other operating expenses during this period.

Our total operating expenses for the six month period ended June 30, 2008 consisted of $414 in marketing expenses, $29,005 in professional fees, $5,544 in occupancy costs, $30,208 in consulting fees, $1,007 in depreciation and $43,215 in other general and administrative expenses. We did not incur any other operating expenses during this period.

Our general and administrative expenses consisted of travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax and telephone), office supplies, web development and courier and postage costs. Our professional fees consisted of legal, accounting and auditing fees.

The decrease in operating expenses for the six month period ended June 30, 2009 was primarily due to a decrease in our professional fees, our consulting fees and our general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2009 we had cash of $1,579 in our bank accounts. As of June 30, 2009 we also had prepaid expenses of $11,088, inventory of $13,092, property and equipment of $41,996 and patents of $121,610, for total assets of $189,365.

As of June 30, 2009 we had current assets of $25,759, current liabilities of $334,231 and a working capital deficit of $308,472. Our accumulated deficit from our inception on November 16, 1999 to June 30, 2009 was $1,148,631 and was funded primarily through equity financing.

We are dependent on funds raised through our equity financing. Our net loss of $1,146,122 from our inception on November 16, 1999 to June 30, 2009 was funded primarily through equity financing.

For the three month period ended June 30, 2009 we spent net cash of $28,825 on operating activities, compared to net cash spending of $48,705 on operating activities during the same period in fiscal 2008. The decrease in expenditures on operating activities for the three months ended June 30, 2009 was primarily due to a decrease in our prepaid expenses.

For the six month period ended June 30, 2009 we spent net cash of $50,530 on operating activities, compared to net cash spending of $48,440 on operating activities during the same period in fiscal 2008. The decrease in expenditures on operating activities for the six months ended June 30, 2009 was primarily due to decreases in our net operating income and deposits.

For the three month period ended June 30, 2009 we did not engage in any investing activities, compared to net cash spending of $12,489 on investing activities during the same period in fiscal 2008.

For the six month period ended June 30, 2009 we did not engage in any investing activities, compared to net cash spending of $16,689 on investing activities during the same period in fiscal 2008.

For the three month period ended June 30, 2009 we received net cash of $15,700 from financing activities, compared to net cash received of $64,955 from financing activities during the same period in fiscal 2008. The decrease in receipts from financing activities for the three months ended June 30, 2009 was primarily due to a decrease in the proceeds of a note payable.

For the six month period ended June 30, 2009 we received net cash of $15,700 from financing activities, compared to net cash received of $109,789 from financing activities during the same period in fiscal 2008. The decrease in receipts from financing activities for the six months ended June 30, 2009 was primarily due to a decrease in bank advances, the proceeds of a note payable and other contributed capital.

During the three months ended June 30, 2009 our monthly cash requirements to fund our operating activities was approximately $4,375 compared to approximately $1,347 during the same period in fiscal 2008. Our cash of $1,579 as of March 31, 2009 is sufficient to cover our current monthly burn rate for less than one month.

We estimate our planned expenses for the next 12 months (beginning August 2009) to be approximately $1,000,000, as summarized in the table below:

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

Based on our planned expenditures, we require additional funds of approximately $998,400 (a total of $1,000,000 less our approximately $1,579 in cash as of June 30, 2009) to proceed with our business plan over the next 12 months. If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

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

We will require approximately $1,000,000 over the next 12 months in order to enable us to proceed with our plan of operations, including paying our ongoing expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we intend to raise the balance of our cash requirements for the next 12 months (approximately $998,400) from private placements, stockholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the quarterly period ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 19, 2009	Purio Inc.

	By:	/s/ Daryl English
Daryl English
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director