Form 10-Q
period 2009-09-30
PURIO INC.
filed 2009-11-16
CIK 1395005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number: 000-53716

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of November 16, 2009 the registrant’s outstanding common stock consisted of 55,234,063 shares.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

The unaudited interim financial statements of Purio Inc. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

Purio Inc.
(A Development Stage Company)

September 30, 2009

Index
Consolidated Balance Sheet	F–1
Consolidated Statement of Operations	F–2
Consolidated Statement of Cash Flows	F–3
Consolidated Statement of Stockholders’ Equity	F–4
Notes to the Consolidated Financial Statements	F–5

PURIO, INC.
( A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$1,084	$36,409
Prepaid Expenses	-	11,088
Inventory	15,035	11,006
Total Current Assets	16,119	58,503
Property and Equipment
Fixed Assets, Net of Accumulated Depreciation	39,214	45,999
Other Assets
Patents	121,610	121,610

TOTAL ASSETS	$176,943	$226,112

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	9,851	9,988
Deposit	-	265,385
Subscriptions Received	291,290	35,955
Stockholders’ Loans	78,908	17,089
Total Current Liabilities	380,049	328,417

Shareholders' Equity (Deficit)
Common Stock, no par value; stated value $0.001, authorized
375,000,000 shares, issued and outstanding
55,234,063 as at September 30, 2009,
55,234,063 as at December 31, 2008	55,234	55,234
Additional Paid-In Capital	948,974	933,365
Accumulated Other Comprehensive Income	30,484	27,406
Deficit Accumulated During the Development Stage	(1,237,798)	(1,118,310)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(203,106)	(102,305)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$176,943	$226,112

PURIO INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
			`		For the Period
					of Inception
					from Nov. 16,
	For the three months ended		For the nine months ended		1999, through
	September 30		September 30		Sept. 30,
	2009	2008	2009	2008	2009
Revenue
Sales	$-	$138	$-	$-	$5,113
Selling Expenses
Marketing	-	-	-	-	40,345
General and Administrative Expenses:
Professional Fees	22,305	17,864	44,004	71,254	390,525
Exploration Costs and Expenses	-	-	-	-	22,219
Occupancy Costs	11,595	7,700	24,313	13,244	46,192
Consulting	-	1,185	-	41,293	430,698
Depreciation	2,060	2,266	6,180	3,273	35,170
Impairment of Mineral Rights	-	-	-	-	3,600
Stock Transfer Fees	-	-	-	2,033	4,987
Administration	10,866	32,269	24,391	32,369	62,182
Other General and Administrative
Expenses	11,611	114,081	19,828	133,772	206,139
Total General and Administrative Expenses	58,437	175,465	118,716	297,238	1,201,712

Net Operating Loss	(58,437)	(175,465)	(118,716)	(297,238)	(1,236,944)
Other Expense	(345)	21	(772)	289	(854)

Net Loss	(58,782)	(175,444)	(119,488)	(269,949)	(1,237,798)

Currency Translation Adjustment	99	164	3,078	20,702	30,484

Comprehensive Loss	$(58,683)	$(175,280)	$(116,410)	$(276,247)	$(1,207,314)

Loss Per Common Share, basic and diluted	$(0.001)	$(0.003)	$(0.002)	$(0.005)

Weighted Average Shares Outstanding,
Basic and Diluted:	55,234,063	55,234,063	55,234,063	55,179,105

PURIO INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
					For the Period
					of Inception
					Nov. 16,
	For the three months ended		For the nine months ended		1999, through
	September 30,		September 30,		Sept. 30,
	2009	2008	2009	2008	2008
Cash flows from operating activities:
Net operating income (loss)	$(58,782)	$(175,465)	$(119,488)	$(297,238)	$(1,237,798)
Adjustments to reconcile net loss to
net cash used by operating activities:
Non-cash depreciation	2,060	2,266	6,180	3,273	35,170
Subscriptions received			255,235	(12,150)	291,290
Non-cash common stock for services				235	373,979
Consolidation of subsidiary paid-in capital			15,609
Change in operating assets and liabilities:
Accounts payable	(1,065)	2,458	(137)	(15,912)	9,851
Inventory		(11,006)	(4,029)	(11,006)	(15,035)
Deposits		100,000	(265,385)	199,955	167,395
Prepaid expenses	11,088		11,088	(10,317)
Net cash (used by) operating activities	(46,699)	(81,747)	(100,827)	(143,180)	(542,543)

Cash flows from investing activities:
Acquisition of patents					(121,610)
Acquisition of equipment	(1,512)	(11,467)	605	(17,931)	(58,662)
Acquisition of water vessels		(4,200)		(14,425)	(15,722)
Net cash (used by) investing activities	(1,512)	(15,667)	605	(32,456)	(195,994)

Cash flows from financing activities:
Common stock issued for cash					564,768
Proceeds from stockholders’ loans	47,617		61,819		78,908
Bank advance		(25,000)
Proceeds (repayment) of note payable		(64,955)
Other contributed capital		(48,827)		(29,228)	65,641
Net cash (used by) provided by financing activities	47,617	(138,782)	61,819	(29,228)	709,137

Effect of exchange rates on cash	99	185	3,078	20,991	30,484

Net increase (decrease) in cash	(495)	(236,011)	(35,325)	(183,753)	1,084
Cash, beginning of the period	1,579	271,750	36,409	219,492	-

Cash, end of the period	$1,084	$35,379	$1,084	$35,739	$1,084

Supplemental cash flow disclosure:
Interest paid	$476	$-	$678	$-	$1,217
Taxes paid	$-	$-	$-	$-	$-

PURIO INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from December 31, 2007 to September 30, 2009
(Unaudited)

					Accumulated
				Accumulated	Deficit	Total
	Common Stock		Additional	Other	during the	Shareholders'
	Number of	Par	Paid-In	Comprehensive	Development	Equity
	Shares	Value	Capital	Income	Stage	(Deficit)

Balances, December 31, 2007	55,000,000	$55,000	$962,593	$4,984	$(763,484)	$259,143

Feb 13, 2008: shares issued in share exchange agreement	27,734,063	27,734	(27,734)

Feb 13, 2008: retirement of shares	(27,500,000)	(27,500)	27,500

Merger adjustments			(28,994)			(28,994)

Net loss for the year ended December 31, 2008				22,422	(354,876)	(332,454)

Balances, December 31, 2008	55,234,063	$55,234	$933,365	$27,406	$(1,118,310)	$(102,305)
Other contributed capital			15,609			15,609
Net loss for the nine months ended September 30, 2009				3,078	(119,488)	(116,410)

	55,234,063	$55,234	$948,974	$30,484	$(1,237,798)	$(203,106)

PURIO INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(Expressed in US Dollars)
(Unaudited)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

The unaudited interim financial statements as of and for the nine months ended September 30, 2009 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America.  All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2008 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of results for the entire year ending December 31, 2009.

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

Effective December 5, 2007, the Company changed its name to “Purio Inc.” and entered into a share exchange agreement with Purio Environmental Water Source, Inc. (“Purio Environmental”), a private Nevada corporation, and the shareholders of Purio Environmental. Pursuant to the share exchange agreement, the company issued 27,734,603 shares of its common stock in return for all outstanding shares of Purio Environmental. By this means, Purio Environmental became a 100% owned subsidiary of the Company.

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

(G) Loss Per Share

SFAS No. 128, “Earnings Per Share”, requires presentation of basic earnings per share and diluted earnings per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated using the treasury stock. At September 30, 2009, there were no potentially dilutive securities.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the nine months ended September 30, 2009 and 2008:

	2009	2008
Numerator:

Basic and diluted net loss per share:

Net Loss	$(116,411)	$(276,247)

Denominator:

Basic and diluted weighted average number of shares outstanding	55,234,063	55,179,105

Basic and Diluted Net Loss Per Share:	$(0.002)	$(0.005)

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

(I) Foreign Currency Translation

In accordance with SFAS No. 52, “Foreign Currency Translation”, the Company has determined that its functional currency is the United States Dollar. The Company recorded a consolidated comprehensive gain of $3,078 in the nine months ended September 30, 2008 primarily from the translation of transactions through a Canadian bank. Exchange differences are accumulated as a component of accumulated other comprehensive gain.

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

On February 11, 2008, the share exchange agreement was amended. On February 13, 008, pursuant to the terms of the amendment, the Company acquired all of the issued and outstanding shares of Purio Environmental’s common stock in exchange for the Company’s issuance of 27,734,603 shares of common stock to the shareholders of Purio Environmental. The transaction was accounted for as a purchase, with the Company being the acquirer for accounting purposes. By this means, Purio Environmental became a 100% owned subsidiary of the Company

On February 13, 2008, 27,500,000 shares of founders’ stock were surrendered to the treasury of the Company and the shares retired.

At September 30, 2009, the Company was authorized to issue 375,000,000 shares, of which there are 55,234,063 shares issued and outstanding.

NOTE 4 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, and from inception has a consolidated net loss of $1,236,944. The Company has negative consolidated working capital of $363,930 and a stockholders’ deficit of $203,106 as at September 30, 2009. There is substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

We also intend to distribute a comprehensive line of in-home and office drinking water purification equipment in Canada and the Unites States.

Results of Operations

Our results of operations are presented below:

	Three Months Ended September 30, 2009 ($)	Three Months Ended September 30, 2008 ($)	Nine Months Ended September 30, 2009 ($)	Nine Months Ended September 30, 2008 ($)	Period from November 16, 1999 (Date of Inception) to September 30, 2009 ($)
Revenue	-	-	-	-	5,113
Selling Expenses	-	-	-	-	40,345
General and Administrative Expenses	58,437	175,465	118,716	297,238	1,201,712
Net Loss	58,782	175,444	119,488	296,949	1,237,798

Results of Operations for the Three Months Ended September 30, 2009 and for the period from November 16, 1999 (Date of Inception) to September 30, 2009

For the three months ended September 30, 2009 we incurred a net loss of $58,782, compared to a net loss of $174,444 during the same period in fiscal 2008. Our net loss from our inception on November 16, 1999 to September 30, 2009 was $1,237,798. Our net loss per share for the three months ended September 30, 2009 was $0.001, compared to a net loss per share of $0.003 during the same period in fiscal 2008.

Our total operating expenses for the three months ended September 30, 2009 were $58,437, compared to total operating expenses of $175,465 during the same period in fiscal 2008. Our total operating expenses from our inception on November 16, 1999 to September 30, 2009 were $1,201,712.

Our total operating expenses for the three months ended September 30, 2009 consisted entirely of general and administrative expenses, including $22,305 in professional fees, $11,595 in occupancy costs, $2,060 in depreciation, $10,866 in administration costs and $11,611 in other general and administrative expenses. We did not incur any other operating expenses during this period.

Our total operating expenses for the three months ended September 30, 2008 consisted entirely of general and administrative expenses, including $17,864 in professional fees, $7,700 in occupancy costs, $1,185 in consulting fees, $2,266 in depreciation, $32,369 in administration costs and $114,081 in other general and administrative expenses. We did not incur any other operating expenses during this period.

Our total operating expenses from our inception on November 16, 1999 to September 30, 2009 consisted of $40,345 in selling expenses, $390,525 in professional fees, $22,219 in exploration costs and advances, $46,192 in occupancy costs, $430,698 in consulting fees, $35,170 in depreciation, $3,600 in impairment of mineral rights, $4,987 in stock transfer fees, $62,182 in administration costs and $206,139 in other general and administrative expenses.

Our general and administrative expenses consisted of travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax and telephone), office supplies, web development and courier and postage costs. Our professional fees consisted of legal, accounting and auditing fees.

The decrease in operating expenses for the three months ended September 30, 2009 was primarily due to a decrease in administration costs and other general and administrative expenses.

Results of Operations for the Nine Months Ended September 30, 2009

For the nine months ended September 30, 2009 we incurred a net loss of $119,488, compared to a net loss of $296,949 during the same period in fiscal 2008. Our net loss per share for the nine months ended September 30, 2009 was $0.002, compared to a net loss per share of $0.005 for the same period in fiscal 2008.

Our total operating expenses for the nine months ended September 30, 2009 were $118,716, compared to total operating expenses of $297,238 during the same period in fiscal 2008.

Our total operating expenses for the nine months ended September 30, 2009 consisted entirely of general and administrative expenses, including $44,004 in professional fees, $24,313 in occupancy costs, $6,180 in depreciation, $24,391 in administration costs and $19,828 in other general and administrative expenses. We did not incur any other operating expenses during this period.

Our total operating expenses for the nine months ended September 30, 2008 consisted entirely of general and administrative expenses, including $71,254 in professional fees, $13,244 in occupancy costs, $41,293 in consulting fees, $3,273 in depreciation, $2,033 in stock transfer fees, $32,269 in administration costs and $133,772 in other general and administrative expenses. We did not incur any other operating expenses during this period.

Our general and administrative expenses consisted of travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax and telephone), office supplies, web development and courier and postage costs. Our professional fees consisted of legal, accounting and auditing fees.

The decrease in operating expenses for the nine months ended September 30, 2009 was primarily due to a decrease in our professional fees, our consulting fees, our administration costs and our general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2009 we had cash of $1,084 in our bank accounts. As of September 30, 2009 we also had inventory of $15,035, property and equipment of $39,214 and patents of $121,610, for total assets of $176,943.

As of September 30, 2009 we had current assets of $16,119, current liabilities of $380,049 and a working capital deficit of $363,930. Our accumulated deficit from our inception on November 16, 1999 to September 30, 2009 was $1,237,798 and was funded primarily through equity financing and loans from stockholders.
For the three months ended September 30, 2009 we spent net cash of $46,699 on operating activities, compared to net cash spending of $81,747 on operating activities during the same period in fiscal 2008. The decrease in expenditures on operating activities for the three months ended September 30, 2009 was primarily due to a decrease in our net operating loss.

For the nine months ended September 30, 2009 we spent net cash of $100,827 on operating activities, compared to net cash spending of $143,160 on operating activities during the same period in fiscal 2008. The decrease in expenditures on operating activities for the nine months ended September 30, 2009 was primarily due to a decrease in our net operating loss.

For the three months ended September 30, 2009 we spent net cash of $1,512 on investing activities, compared to net cash spending of $15,667 on investing activities during the same period in fiscal 2008. The decrease in expenditures on investing activities for the three months ended September 30, 2009 was primarily due to a decrease in our acquisition of equipment.

For the nine months ended September 30, 2009 we received net cash of $605 from investing activities, compared to net cash spending of $32,356 on investing activities during the same period in fiscal 2008. The decrease in expenditures on investing activities for the nine months ended September 30, 2009 was primarily due to a decrease in our acquisition of equipment and water vessels.

For the three months ended September 30, 2009 we received net cash of $47,617 from financing activities, compared to net cash spending of $138,782 on financing activities during the same period in fiscal 2008. The increase in receipts from financing activities for the three months ended September 30, 2009 was primarily due to an increase in proceeds from stockholders’ loans, the extinguishing of a note payable and a decrease in the use of other contributed capital.

For the nine months ended September 30, 2009 we received net cash of $61,819 from financing activities, compared to net cash spending of $29,228 on financing activities during the same period in fiscal 2008. The increase in receipts from financing activities for the nine months ended September 30, 2009 was primarily due to an increase in proceeds from stockholders’ loans and a decrease in the use of other contributed capital.

During the three months ended September 30, 2009 our monthly cash requirements to fund our operating activities was approximately $165 compared to approximately $78,670 during the same period in fiscal 2008. In the absence of continued stockholder loans, our cash of $1,084 as of September 30, 2009 is sufficient to cover our current monthly burn rate for less than one month.

We estimate our planned expenses for the next 12 months (beginning November 2009) to be approximately $1,000,000, as summarized in the table below:

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

Based on our planned expenditures, we require additional funds of approximately $999,000 (a total of $1,000,000 less our approximately $1,084 in cash as of September 30, 2009) to proceed with our business plan over the next 12 months. If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Future Financings

We have generated limited revenues, have achieved losses since our inception, and rely upon the sale of our securities to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our financial statements for the three months ended September 30, 2009 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

We will require approximately $1,000,000 over the next 12 months in order to enable us to proceed with our plan of operations, including paying our ongoing expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we intend to raise the balance of our cash requirements for the next 12 months (approximately $999,000) from private placements, stockholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Submission of Matters to a Vote of Security Holders

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

Date: November 16, 2009	Purio Inc.

	By:	/s/ Daryl English
Daryl English
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director