Form 10-K
period 2009-12-30
PURIO INC.
filed 2010-03-31
CIK 1395005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number: 333-142019

PURIO INC.
(Exact name of registrant as specified in its charter)

Nevada	98-05255034
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1048 – 1685 H Street
Blaine, Washington 98230
(Address of principal executive offices)

949.533.8912
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of June 30, 2009 the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was $1,689,075.

As of March 31, 2010 the registrant’s outstanding common stock consisted of 55,234,603 shares.

EXPLANATORY NOTE

As reported in our current report on Form 8-K filed with the United States Securities and Exchange Commission (the “SEC”) on February 14, 2008, we completed a share exchange transaction with Purio Environmental Water Source, Inc., a private Nevada corporation (“PEWS”), and the shareholders of PEWS that resulted in PEWS becoming our wholly-owned subsidiary and our new operating business as of February 13, 2008. The closing of the share exchange transaction resulted in a change of control of our company. The share exchange transaction was accounted for as a reverse acquisition and, as a result, our consolidated financial statements are, in substance, those of PEWS, with our assets, liabilities, revenues and expenses included effective from the date of the closing of the share exchange transaction.
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

As used in this annual report, the terms "we", "us", "our" mean Purio Inc., unless otherwise indicated.

All dollar amounts in this annual report refer to U.S. dollars unless otherwise indicated.

Overview

On December 7, 2007 we entered into a share exchange agreement with PEWS, a private Nevada corporation. Pursuant to the terms of the share exchange agreement, we agreed to acquire all of the issued and outstanding shares of PEWS’s common stock in exchange for issuing 27,500,000 shares of our common stock to the shareholders of PEWS.

On February 11, 2008 we entered into an amended and restated share exchange agreement with PEWS and the shareholders of PEWS, and this agreement was amended slightly to alter some closing conditions on February 13, 2008. The amended agreement amended and restated the share exchange agreement dated December 7, 2007 in its entirety except for Schedule 2A, Schedule 2B and Schedule 3 which were previously executed by the shareholders of PEWS. Pursuant to the amended agreement, we agreed to acquire all of the issued and outstanding shares of PEWS’s common stock in exchange for issuing approximately 27,734,603 shares of our common stock to the shareholders of PEWS, and we also agreed to cancel 27,500,000 shares of our issued and outstanding common stock held by two of our shareholders.

As of the closing date of the amended agreement on February 13, 2008, we adopted the business of PEWS, which involves selling clarified and reclaimed product water for human consumption, as well as agricultural, industrial, domestic and recreational uses. Our business strategy is to generate revenues through the production, processing and distribution of clarified and reclaimed product water. In addition, we intend to distribute water purification equipment in Canada, the Unites States and internationally through license agreements and other appropriate arrangements.

PEWS owns proprietary water clarification technology suitable for a broad number of applications including the clarification of surface water, industrial process water and sewage. We intend to use PEWS’s technology initially for industrial and commercial applications to reclaim water and reduce the need for fresh water in such applications. We further intend to use PEWS’s technology to produce potable water for commercial and residential use. In all cases, we intend for PEWS to retain ownership and operation of its proprietary technology and to sell the water to end users.

Products and Services

PEWS acquired its patented water treatment technology through the enforcement of a general security agreement which gave PEWS a secured interest in various assets of Proteus Environmental Systems Inc. (“Proteus”). Daryl English, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and director, was the Managing Director of Proteus when PEWS entered into the general security agreement with Proteus. On December 14, 2001 PEWS enforced its security interest and became the owner of, among other assets, U.S. Patent 5904855 and Canadian patent application number CA2277922, both of which relate to PEWS’s water clarification technology.

PEWS’s patented water treatment technology has the potential to satisfy a significant demand for clean water suitable for human consumption, agricultural, industrial, domestic and recreational uses. The technology has a wide range of applications, including wastewater treatment, process water recycling, and drinking water production. It works as a continuous-flow water/suspended-solids primary separation system. The process mechanically separates suspended solids from liquids, without the use of membranes or filters. When the process is applied to residential wastewater, the solids can be further processed through various forms of bio-reduction technology, including composting, thereby creating a value-added by-product suitable for uses in agriculture, horticulture or landscaping. We believe the same clarification equipment, because of its versatility, also has the potential to economically reclaim process water normally disposed of in industrial and agricultural applications such as food processing. In addition, the technology is also capable of clarifying dirty surface water from ponds and rivers as the first stage in providing safe drinking water. Clarified water may be further sanitized by ozonation and treated by such means as reverse osmosis to become high-quality potable water.

We believe that PEWS’s patented technology has the ability to separate suspended solids from contaminated water (or residential waste-water) using small scale, portable technology generally reserved for larger operations. In the primary stage of clarification the equipment clarifies water on a flow-through basis using no membrane filtration. Because of its modular design, we can custom design installations to accommodate varying requirements. The technology employs a closed system design which emits no odors and it is almost silent in its operation. It can be stopped and started without efficiency loss and its compact size (about the size of one parking space) makes it transportable. It is capable of producing sanitary clarified water through the use of our proprietary sanitizing agent and without chlorine. The product water can then be further upgraded using readily available equipment if the objective is to produce water suitable for drinking.

We also intend to distribute a comprehensive line of in-home and office drinking water purification equipment in Canada and the Unites States. We have entered into a licensing agreement with Earl Switenky doing business as UltraSafe Water Source (“UltraSafe”) for the marketing and distribution of UltraSafe’s water purification equipment. Mr. Switenky is our former director and was a director and officer of PEWS at the time the licensing agreement was entered into. To date we are the only entity with rights to distribute UltraSafe’s equipment, which consists of an under-the-counter reverse osmosis water purification system under the Guardian brand name and complementary products such as shower filters.

Distribution Methods

We intend to commercialize our technology via a number of channels including licensing agreements with strategic partners to build, sell and operate units outside of North America. We also intend to engage in direct sales of our units to end users and will build, own and operate, on a fee-for-service basis, these larger permanent installation stations in North America.

Competition

The water treatment industry is widespread and highly competitive. Many entities in the United States and around the world compete with us to produce, process and distribute treated water and water purification equipment. We face, and expect to continue to face, competition from entities that distribute treated water and water purification equipment. Many of our competitors have substantially greater capital resources and more experience in research and development, manufacturing and marketing than we do. In addition, we may not succeed in distributing our products and bringing them to market in a cost-effective and timely manner relative to our competitors. Moreover, they may have greater name recognition than we do and may offer discounts as a competitive tactic. We believe that our competitive edge is that our technology is almost silent, emits no odors, is compact and transportable, and does not require the use of chlorine.

The technologies for processing wastewater and approaches for commercializing those technologies are evolving. Technological developments may result in our processes becoming obsolete before we recover a significant portion of any capital expenditures that we may incur. If we are unable to commence wastewater processing for the production of potable water for commercial and residential use, our financial condition will be adversely affected.

Customers

We have generated limited revenues to date through a small number of customers. Our prospective customers include federal, state and municipal governments, developers, industrial plants who use water in their processes, foodstuffs producers and growers, home owners, business offices, the hospitality industry, temporary camps and emergency relief agencies.
Intellectual Property

PEWS’s proprietary water clarification technology is patented under U.S. Patent 5904855. This patent expires on May 18, 2014. PEWS has also applied to patent its technology in Canada. It is management’s intention to file future patent applications occasioned by any improvements made to PEWS’s water clarification technology.

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

Research and Development

We did not spend any money on research and development activities during our two most recent fiscal years. However, we plan on spending approximately $50,000 on research and development activities over the next 12 months in order to develop PEWS’s technology for a broader range of applications.

Employees

As of March 31, 2010 we did not have any employees.

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal offices are located at 1048 – 1685 H Street, Blaine, Washington 98320. As of March 31, 2010 we had not entered into any lease agreements for these premises. However, we pay an annual fee of approximately $150 to use this space.

Item 3. Legal Proceedings

We are not aware of any legal proceedings to which we or our wholly owned subsidiary are a party, or of which any of our property is the subject. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. In addition, we are not aware of any such proceedings contemplated against us by any governmental authority.

Item 4. (Removed and Reserved)

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

Our common stock was first traded on the OTC Bulletin Board on November 28, 2007. The following table reflects the high and low bid quotations for our common stock for each fiscal quarter during our two most recently completed fiscal years. These quotations are based on inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

OTC Bulletin Board
Quarter Ended	High ($)	Low ($)
December 31, 2009	0.03	0.01
September 30, 2009	0.05	0.02
June 30, 2009	0.09	0.04
March 31, 2009	0.19	0.03
December 31, 2008	0.25	0.05
September 30, 2008	0.47	0.12
June 30, 2008	0.57	0.17
March 31, 2008	0.89	0.32

Holders

As of March 31, 2010 there were approximately 50 holders of record of our common stock. We do not believe that a significant number of beneficial owners hold their shares of our common stock in street name.

Dividends

As of March 31, 2010 we had not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock for the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our future dividend policy will be subject to the discretion of our Board of Directors and will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board.

Equity Compensation Plans

As of March 31, 2010 we did not have any equity compensation plans in place.

Recent Sales of Unregistered Securities

We did not make any unregistered sales of our equity securities between September 30, 2009 and December 31, 2009.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this annual report on Form 10-K. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

We completed a share exchange transaction with Purio Environmental Water Source, Inc., a private Nevada corporation incorporated on November 16, 1999 (“PEWS”), and the shareholders of PEWS that resulted in PEWS becoming our wholly-owned subsidiary and our new operating business as of February 13, 2008. The closing of the share exchange transaction resulted in a change of control of our company. The share exchange transaction was accounted for as a reverse acquisition and, as a result, our consolidated financial statements are, in substance, those of PEWS, with our assets, liabilities, revenues and expenses included effective from the date of the closing of the share exchange transaction.
Results of Operations

Revenues

We have limited operational history. From our inception on November 16, 1999 to December 31, 2009 we generated revenues of $5,113. For the year ended December 31, 2009 we did not generate any revenues, whereas we generated revenues of $3,394 for the year ended December 31, 2008. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months is uncertain.

Expenses

From our inception on November 16, 1999 to December 31, 2009 we incurred total expenses of $1,277,954, including $411,010 in professional fees, $430,698 in consulting fees, $40,642 in depreciation expenses, $44,839 in occupancy costs, $22,219 in exploration costs and expenses, $3,600 in impairment of mineral rights, $11,018 in stock transfer fees, $53,564 in administration expenses and $220,019 in general and administrative expenses. Our general and administrative expenses consisted of travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax and telephone), office supplies, web development and courier and postage costs. Our professional fees consisted of legal, accounting and auditing fees.

During the year ended December 31, 2009 we incurred total expenses of $154,816, including $64,489 in professional fees, $9,562 in depreciation, $22,960 in occupancy costs, $6,031 in stock transfer fees, $10,670 in administration expenses and $41,074 in other general and administrative expenses. During the year ended December 31, 2008 we incurred total expenses of $357,985, including $75,382 in professional fees, $40,865 in consulting fees, $5,126 in depreciation, $40,345 in marketing expenses, $28,532 in occupancy costs, $2,033 in stock transfer fees, $37,490 in administration expenses and $128,212 in other general and administrative expenses.
Net Loss

From our inception on November 16, 1999 to December 31, 2009 we incurred a net loss of $1,272,901. For the year ended December 31, 2009 we incurred a net loss of $154,591, compared to a net loss of $354,876 for the year ended December 31, 2008.

Liquidity and Capital Resources

As of December 31, 2009 we had $279 in cash and cash equivalents, $172,770 in total assets, $411,297 in total liabilities and a working capital deficit of $401,182. As of December 31, 2009 we had an accumulated deficit of $1,272,901.

We are dependent on the funds raised through our equity financing. Our net loss of $1,272,901 from our inception on November 16, 1999 to December 31, 2009 was funded by our equity financing. Since our inception on November 16, 1999, we have raised gross proceeds of $564,768 in cash from the sale of our common stock.

From our inception on November 16, 1999 to December 31, 2009 we spent $596,047 on operating activities. During the year ended December 31, 2009 we spent $152,486 on operating activities, compared to spending of $115,533 on operating activities during the year ended December 31, 2008.

From our inception on November 16, 1999 to December 31, 2009 we spent $212,777 on investing activities related to our technology. During the year ended December 31, 2009 we spent $4,638 on investing activities, compared to spending of $38,388 on investing activities during the year ended December 31, 2008. The decrease in our spending on investing activities during the year ended December 31, 2009 was primarily due to decreases in our acquisition of equipment and water vessels.

From our inception on November 16, 1999 to December 31, 2009 we received $778,937 from financing activities. During the year ended December 31, 2009 we received $118,234 from financing activities, including $74,625 from stockholder loans, $28,000 from the repayment of a note payable and $15,609 in other contributed capital. During the year ended December 31, 2008 we spent $29,162 on financing activities, of which $29,228 was in the form of a bank advance.

During the year ended December 31, 2009 we also received $2,760 from the effect of exchange rates, and we have received $30,246 from this effect from our inception on November 16, 1999 to December 31, 2009.
The decrease in cash for the year ended December 31, 2009 of $36,130 was due to a combination of our operating, investing and financing activities.

During the next 12 months we intend to identify and establish markets for our products and arrange for the construction, delivery and commissioning of equipment to satisfy those markets. Our $279 in cash as of December 31, 2009 will not be able to satisfy our cash requirements for the next 12 months, and anticipate that we will have to raise additional funds of approximately $1,000,000 for the following:

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

We intend to design and build purification equipment based on contracted orders, and we plan to conduct marketing via demonstrations, participation in trade shows, advertising in electronic and print media and by developing a global representative and dealer network. We also plan to spend money on research and development activities in order to develop PEWS’s technology for a broader range of applications.

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

Critical Accounting Policies

Our consolidated financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 1 of the notes to our consolidated financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Principles of Consolidation

Our consolidated financial statements include our accounts and the accounts of Purio Evironmental Water Source, Inc., our wholly owned subsidiary. Significant inter-company transactions have been eliminated.

Patent

The patent is United States Patent 5904855 granted May 18, 1999 for a “Closed Chemically Advanced Treatment System”. The invention described in the patent is used by us in the water purification equipment which is under development. The patent is not in use to protect marketed products and is therefore not amortized. There has been no change in circumstances that would warrant impairment per an evaluation under SFAS No. 121.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

Purio Inc.
(A Development Stage Company)
December 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Shareholders
       Purio Inc.
       Blaine, Washington

I have audited the accompanying consolidated balance sheet of Purio Inc. (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, cash flows and stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board.  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, and the period from inception (November 16, 1999) to December 31, 2009, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company has suffered recurring losses and has not yet commenced operations.  This raises substantive doubt about the Company’s ability to continue as a going concern.

Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.

/s/John Kinross-Kennedy
John Kinross-Kennedy
Certified Public Accountant

Irvine, California

March 23, 2010

PURIO INC.
( A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$279	$36,409
Prepaid Expenses	-	11,088
Inventory	9,836	11,006
Total Current Assets	10,115	58,503
Property and Equipment
Fixed Assets, net of accumulated depreciation	41,045	45,999
Other Assets
Patents	121,610	121,610

TOTAL ASSETS	$172,770	$226,112

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	292	9,988
Notes Payable	28,000
Deposit	-	265,385
Subscriptions Received	291,291	35,955
Stockholders' Loans	91,714	17,089
Total Current Liabilities	411,297	328,417

Stockholders' Equity (Deficit)
Common Stock, no par value; stated value $0.001, authorized
375,000,000 shares, issued and outstanding
55,234,603 as at September 30, 2009,
55,234,603 as at December 31, 2008	55,234	55,234
Additional Paid-In Capital	948,974	933,365
Accumulated other comprehensive income	30,166	27,406
Accumulated deficit during the development stage	(1,272,901)	(1,118,310)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(238,527)	(102,305)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$172,770	$226,112

PURIO INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

	`		For the Period
			of Inception from
			November 16,
	For the year ended		1999, through
	December 31,	December 31,	December 31,
	2009	2008	2009
Revenue
Sales	$-	$3,394	5,113
Selling Expenses
Marketing	-	40,345	40,345
General and Administrative Expenses:
Professional Fees	64,489	75,382	411,010
Exploration Costs and Expenses	-	-	22,219
Occupancy Costs	22,960	28,532	44,839
Consulting	-	40,865	430,698
Depreciation	9,592	5,126	40,642
Impairment of mineral rights	-	-	3,600
Stock Transfer Fees	6,031	2,033	11,018
Administration	10,670	37,490	53,564
Other General and Administrative
Expenses	41,074	128,212	220,019
Total General and Administrative
Expenses	154,816	317,640	1,237,609

Net Operating Loss	(154,816)	(354,591)	(1,272,841)
Other Income (Expense)	225	(285)	(60)

Net Loss	(154,591)	(354,876)	(1,272,901)

Currency translation adjustment	2,760	22,422	30,246

Comprehensive Loss	$(151,831)	$(332,454)	$(1,242,655)

Loss Per Common Share, basic and diluted	$(0.003)	$(0.006)

Weighted Average Shares Outstanding,
Basic and Diluted:	55,237,603	55,205,924

PURIO INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

			For the Period
			of Inception from
	For the year ended		Nov. 16, 1999, through
	December 31,	December 31,	December 31,
	2009	2008	2009
Cash flows from operating activities:
Net Operating Income (Loss)	$(154,591)	(332,454)	$(1,272,901)
Adjustments to reconcile net loss to
net cash used by operating activities:
Non-cash depreciation	9,592	5,126	50,122
Subscriptions received	255,336	23,805	291,291
Non Cash Common Stock for services			373,979
Consolidation of subsidiary paid-in capital			(28,994)
Change in operating assets and liabilities:
Accounts Payable	(9,696)	(10,617)	292
Inventory	1,170	(11,006)	(9,836)
Deposits	(265,385)	219,930
Prepaid Expenses	11,088	(10,317)
Net cash (used by) operating activities	(152,486)	(115,533)	(596,047)

Cash flows from investing activities:
Acquistion of patents		(1,615)	(121,610)
Disposal (acquisition) of equipment	(4,638)	(18,816)	(75,445)
Acquisition of water vessels		(17,957)	(15,722)
Net cash (used by) investing activities	(4,638)	(38,388)	(212,777)

Cash flows from financing activities:
Common stock issued for cash		234	564,768
Proceeds of stockholders' loans	74,625	(168)	91,714
Bank Advance		(29,228)
Proceeds (repayment) of Note Payable	28,000		28,000
Other Contributed Capital	15,609		94,455
Net cash (used by) provided by financing activities	118,234	(29,162)	778,937

Effect of exchange rates on cash	2,760	-	30,166

Net increase (decrease) in cash	(36,130)	(183,083)	279
Cash, beginning of the period	36,409	219,492	-

Cash, end of the period	$279	$36,409	$279

Supplemental cash flow disclosure:
Interest paid	$1,931	$-	$2,471
Taxes paid	$-	$-	$-

PURIO INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from November 16, 1999 (Inception) to December 31, 2009

				Accumulated
	Common Stock		Additional	Deficit	Total
	Number of		Paid-In	during the Development	Shareholders' Equity
	Shares	Capital	Capital	Stage	(Deficit)

Inception, November 16, 1999	-	$-	$-	$-	$-
Subscriptions received during period		20,379			20,379
Balances, December 31, 1999	-	20,379		-	20,379

Cash contributed from Global Tech			232		232
Subscriptions received during year		115,116			115,116
Net loss for year ended Dec. 31, 2000				(2,672.00)	(2,672.00)
Balances, December 31, 2000	-	$135,495	$232	$(2,672)	$133,055

Subscriptions received during year		1,888			1,888
Net loss for year ended Dec. 31, 2001				(5,126)	(5,126)
Balances, December 31, 2001	-	$137,383	$232	$(7,798)	$129,817

Subscriptions received during year		7,630			7,630
Net loss for year ended Dec. 31, 2002				(11,544)	(11,544)
Balances, December 31, 2002	-	$145,013	$232	$(19,342)	$125,903

Subscriptions received during year		1,428			1,428
Net loss for year ended Dec. 31, 2003				(6,149)	(6,149)
Balances, December 31, 2003	-	$146,441	$232	$(25,491)	$121,182

Subscriptions received during the year		1,613			1,613
Net loss for year ended Dec. 31, 2004				(8,461)	(8,461)
Balances, December 31, 2004	-	$148,054	$232	$(33,952)	$114,334

Net loss for year ended Dec. 31, 2005				(4,395)	(4,395)
Balances, December 31, 2005	-	$148,054	$232	$(38,347)	$109,939

Net loss for year ended Dec. 31, 2006				(4,330)	(4,330)
Balances, December 31, 2006	-	$148,054	$232	$(42,677)	$105,609

Capital revalued Sep. 28, 2007		(148,054)			(148,054)
Balances September 28, 2007
Balances September 28, 2007 before stock issue	-	$-	$232	$(42,677)	$(42,445)

				Accumulated	Accumulated
	Common Stock		Additional	Other	Deficit	Total
	Number of	Capital	Paid-In	Comprehensive	during the Development	Shareholders' Equity
	Shares	Stock	Capital	Income	stage	(Deficit)
Balances September 28, 2007
before stock issue	-	$-	$232		$(42,677)	$(42,445)
Common stock issued for cash @
$0.0026 per share Sep. 28, 2007	10,808,694	10,809	17,569			28,378
Common stock issued for cash @
$0.036 per share Sep. 28, 2007	9,017,010	9,017	313,268			322,285
Common stock issued for cash @
$0.25 per share Sep. 28, 2007	776,600	776	193,329			194,105
Common stock issued for cash @
$0.50 per share Sep. 28, 2007	40,000	40	19,960			20,000
Common stock isued for services @
$0.0545 per share Sep. 28, 2007	6,857,696	6,858	366,886			373,744
Net loss for year ended Dec. 31, 2007					(626,948)	(626,948)

Balances, December 31, 2007	27,500,000	27,500	911,244		(669,625)	269,119
Merger: Purio Environmental
Water Source, Inc. (PEWS) and
Purio, Inc. February 13, 2008:
Consolidate Purio Inc.			78,849	4,984	(93,809)	(9,976)
Merger adjustments			(28,994)
Retire PEWS stock	(27,500,000)	(27,500)	27,500
Issue Purio Stock	27,500,000	27,500	(27,500)
Issue Purio Stock	27,737,603	27,734	(27,734)
						(28,994)
Net loss for year ended Dec. 31, 2008				22,422	(354,876)	(332,454)

Balances, December 31, 2008	55,237,603	55,234	933,365	27,406	(1,118,310)	(102,305)
Other contributed capital			15,609			15,609
Net loss for year ended Dec. 31, 2009				2,760	(154,591)	(151,831)

Balances, September 30, 2009	55,237,603	$55,234	$948,974	$30,166	$(1,272,901)	$-

PURIO INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Expressed in US Dollars)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

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

Effective December 5, 2007, the Company changed its name to “Purio Inc.” and entered into a share exchange agreement with Purio Environmental Water Source, Inc. (“PEWS”), a private Nevada corporation, and the shareholders of PEWS. Pursuant to the share exchange agreement, the Company issued 27,734,603 shares of its common stock in return for all outstanding shares of PEWS. By this means, PEWS became a 100% owned subsidiary of the Company. PEWS is the active entity therefore for accounting purposes, the merger was treated as a reverse acquisition such that the activity presented reflects the year end of PEWS.

PEWS was incorporated under the laws of the State of Nevada and its principal offices are located at 1048 1685 H Street, Blaine, Washington, USA. PEWS owns proprietary water clarification technology suitable to a broad number of applications including the clarification of surface water, industrial process water and sewage. The Company is marketing this technology initially for industrial and commercial applications to reclaim water and reduce the need for fresh water in such applications.

The consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America and include the following significant accounting policies:

(B)   Principles of Consolidaton

The consolidated financial statements include the accounts of the Company and PEWS, the Company’s wholly owned subsidiary. Significant inter-company transactions have been eliminated.

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

(E)   Long-Lived Assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards (“SFAS”) Nos. 142 and 144, “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets”. In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset will not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. Impairment of experimental water clarification equipment is calculated based on its estimated useful life.

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

(G)   Loss Per Share

Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, requires presentation of basic earnings per share and diluted earnings per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated using the treasury stock. At December 31, 2009, there were no potentially dilutive securities.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the 12 months ended December 31, 2009 and 2008:

	2009	2008
Numerator:
Basic and diluted net loss per share:
Comprehensive Loss	$ (151,831)	$ (332,454)
Denominator:
Basic and diluted weighted average number of shares outstanding	55,237,603	55,205,924
Basic and Diluted Net Loss Per Share:	$ (0.003)	$ (0.006)

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

(I)   Foreign Currency Translation

In accordance with SFAS No. 52, “Foreign Currency Translation”, the Company has determined that its functional currency is the United States Dollar. The Company recorded a consolidated comprehensive gain of $2,760 in the year ended December 31, 2009, primarily from the translation of transactions through a Canadian bank. Exchange differences are accumulated as a component of accumulated other comprehensive gain.

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

(L)   Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by SFAS No. 7. SFAS  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as November 16, 1999. Since inception, the Company has incurred an operating loss of $1,272,901. The Company’s working capital has been generated through the sales of common stock. Management has provided financial data since inception in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

NOTE 2. ACQUISITION OF MINERAL PROPERTY

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

NOTE 3. STOCKHOLDERS EQUITY

On February 28, 2006, the Company issued 27,500,000 shares of common stock to its founders for cash of $5,500 ($0.0002 per share).

On June 30, 2006, the Company issued 27,500,000 shares of common stock for cash of $55,000 ($0.002 per share).

On October 29, 2007, the Company effected a 5:1 forward split of its common stock.

On December 7, 2007, the Company entered into a share exchange agreement with PEWS, a private Nevada corporation, and the shareholders of PEWS. Pursuant to the terms of the share exchange agreement, the Company agreed to acquire all of the issued and outstanding shares of PEWS’s common stock in exchange for 27,500,000 shares of the Company.

On February 11, 2008, the share exchange agreement was amended. On February 13, 2008, pursuant to the terms of the amendment, the Company acquired all of the issued and outstanding shares of PEWS’s common stock in exchange for the Company’s issuance of 27,734,603 shares of common stock to the shareholders of PEWS. The transaction was accounted for as a purchase, with the Company being the acquirer for accounting purposes. By this means, PEWS became a 100% owned subsidiary of the Company.

On February 13, 2008, 27,500,000 shares of founders’ stock was surrendered to the treasury of the Company and the shares retired.

At September 30, 2009, the Company was authorized to issue 375,000,000 shares, of which there were 55,234,603 shares issued and outstanding.

NOTE 4. GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, and from inception has a consolidated net operating loss of $1,242,655.  The Company has negative consolidated working capital of $401,182 and a stockholders’ deficit of $238,527 as at December 31, 2009. There is substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 5. CONTINGENCIES, LITIGATION

There were no loss contingencies or legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Not applicable.

Item 9A(T). Controls and Procedures

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, our management concluded that our disclosure controls and procedures were not effective due to control deficiencies.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, our management determined that there were significant deficiencies that constituted material weaknesses, as described below.

1. Certain entity level controls establishing a “tone at the top” were considered material weaknesses. We do not have a majority of independent directors. We have no policy on fraud.  A whistleblower policy is not necessary given our small size. We do not have a code of ethics.

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

As a result, our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

John Kinross-Kennedy, our independent registered public accountant, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2009. Management’s report was not subject to attestation by Mr. Kinross due to temporary rules of the SEC that permit us to provide only the conclusions to management’s report in this annual report

Changes in Internal Control

During the fiscal year ended December 31, 2009 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of our executive officers and directors as of March 31, 2010.

Name	Age	Position
Daryl English	62	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director
Joseph A.M. Swanson	61	Chief Operations Officer, Vice-President and Director

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

Daryl English, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

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

For the past six years, Mr. Swanson has provided business consulting services to various private companies in a self-employed capacity. From 1990 to 2003, he acted as the marketing manager for C. Brothers Ltd., a company involved in the metal recycling industry. While at C. Brothers, Mr. Swanson was responsible for the development of sales and marketing strategies for the provinces of British Columbia, Alberta, Saskatchewan and Manitoba. From 1980 to 1990, Mr. Swanson was the owner of Nastec Developments Ltd., a company who contracted with MacMillan-Bloedel Limited to offer several forestry-related services, specifically those related to environmental compliance issues. During this time, he was also employed with Canag R&D, an instrumental promoter of soil and water conservation, agricultural methodology and equipment, with whom he began his professional career. While at Canag R&D, Mr. Swanson sat on the Soil Conservation Strategies Committee.
None of our directors currently serve on the board of any other public company or any company registered as an investment company.

Significant Employees

Other than our directors and officers, we do not have any employees. We do not expect any other individuals to make a significant contribution to our business.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent (10%) of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2009 our directors, executive officers and ten percent (10%) stockholders complied with all applicable filing requirements.

Code of Ethics

We have not yet adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code.

Audit Committee

On September 30, 2009 we established an audit committee and directed the audit committee to carry out its duties in accordance with a charter. A current copy of our audit committee charter is not yet available to our security holders on our website, but we plan to make the charter available in the near future. Daryl English, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director, is the sole member of our audit committee.
Our audit committee has:

      •  reviewed and discussed our audited financial statements with management;

      •  recommended to our Board of Directors that the audited financial statements be included this annual report on Form 10-K;

      •  discussed with our independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1, AU section 380), as adopted by the Public Company Accounting Oversight Board (the “PCAOB”) in Rule 3200T; and

          •  received the written disclosures and the letter from the independent accountant required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the audit committee concerning independence, and discussed with the independent accountant the independent accountant's independence.

Our Board of Directors has determined that we do not have an audit committee financial expert on our Board carrying out the duties of the audit committee. The Board has determined that the cost of hiring a financial expert to act as a director and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having an audit committee financial expert on the Board.

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

Item 11. Executive Compensation

None of our directors or executive officers has received any compensation from us from our inception on November 16, 1999 to December 31, 2009. Pursuant to Item 402(a)(5) of Regulation S-K we have omitted all tables and columns since no compensation has been awarded to, earned by, or paid to these individuals.

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

Change of Control

As of March 31, 2010 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Neither we nor our wholly owned subsidiary have any compensation plans or individual compensation arrangements under which our securities are authorized for issuance to either employees or non-employees.

The following table sets forth the ownership, as of March 31, 2010, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of March 31, 2010, there were 55,234,603 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)
Common Stock	Daryl English (1) c/o 1048 – 1685 H Street Blaine, Washington 98320	2,853,517	5.2
Common Stock	Joseph A.M. Swanson (2) c/o 1048 – 1685 H Street Blaine, Washington 98320	2,772,421	5.0
	All Officers and Directors as a Group	5,625,938	10.2
Common Stock	Wolfberry Devco of North America Inc. (3) 101 Convention Center Drive, Suite 100 Las Vegas, NV 89109	7,381,781	13.4

(1)	Daryl English is our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director.

(2)	Joseph A.M. Swanson is our Chief Operating Officer, Vice President and Director.

(3)	Wendy Switenky has sole voting and investment power over the shares held by Wolfberry Devco of North America Inc.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On December 7, 2007 we entered into a share exchange agreement with PEWS, a privately held Nevada corporation. Pursuant to the terms of the share exchange agreement, we agreed to acquire all of the issued and outstanding shares of PEWS’s common stock in exchange for issuing 27,500,000 shares of our common stock to the shareholders of PEWS.

On December 10, 2007 PEWS entered into a license agreement with Earl Switenky doing business as UltraSafe Water Source for the marketing and distribution of UltraSafe’s water purification equipment. Mr. Switenky is our former director and was a director and officer of PEWS at the time the licensing agreement was entered into. To date we are the only entity with rights to distribute UltraSafe’s equipment, which consists of an under-the-counter reverse osmosis water purification system under the Guardian brand name and complementary products such as shower filters.

On February 11, 2008 we entered into an amended and restated share exchange agreement with PEWS and the shareholders of PEWS, which was amended slightly to alter closing conditions on February 13, 2008. The amended agreement amended and restated the share exchange agreement dated December 7, 2007 in its entirety except for Schedule 2A, Schedule 2B and Schedule 3 which were previously executed by the shareholders of PEWS. Pursuant to the amended agreement, we agreed to acquire all of the issued and outstanding shares of PEWS’s common stock in exchange for issuing approximately 27,734,603 shares of our common stock to the shareholders of PEWS, and we also agreed to cancel 27,500,000 shares of our issued and outstanding common stock held by two of our shareholders. The agreement closed on February 13, 2007, at which time we issued 27,734,603 shares to the previous PEWS shareholders. After cancelling the 27,500,000 issued and outstanding shares of our common stock, the PEWS shareholders owned more than 50% of the issued and outstanding shares of our common stock.
As at February 11, 2008 the following relationships existed:

•	Daryl English, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and director, was the President and sole director of PEWS;

•	Earl Switenky, our former director, was the Secretary and Treasurer of PEWS;

•	Mr. Switenky had sole voting and investment power over 7,308,694 shares of PEWS’s common stock owned by Wolfberry Devco of North America Inc.;

•	Cindy Schattenkirk, the spouse of Mr. Switenky, owned 202,000 shares of PEWS’s common stock;

•	Mr. English owned 3,291,848 shares of PEWS’s common stock; and

•	Joseph A.M. Swanson, our Chief Operating Officer, Vice President and director, owned 3,291,848 shares of PEWS’s common stock.

At the closing of the share exchange agreement, in consideration for the shares of PEWS’s common stock, we issued 7,381,781 shares of our common stock to Wolfberry, 3,324,767 shares of our common stock to Mr. English, 3,324,767 shares of our common stock to Mr. Swanson and 202,000 shares of our common stock to Ms. Schattenkirk, the spouse of Mr. Switenky.
Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years.

Director Independence

The OTC Bulletin Board on which our common stock is quoted on does not have any director independence requirements. We currently have two directors, Daryl English and Joseph A.M. Swanson. We do not have a definition of independence, although we plan to develop a definition of independence in the future and scrutinize our Board of Directors with regard to this definition.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditor, John Kinross-Kennedy, in connection with the audit of our financial statements for the years ended December 31, 2009 and 2008, and any other fees billed for services rendered during these periods:

John Kinross-Kennedy
Period from January 1, 2009 to December 31, 2009
Audit fees	$5,200
Audit-related fees	$1,600
Tax fees	$0
All other fees	$0
Total	$6,800

John Kinross-Kennedy
Period from December 1, 2007 to December 31, 2008
Audit fees	$3,000
Audit-related fees	$0
Tax fees	$0
All other fees	$0
Total	$3,000

From our inception on November 16, 1999 to September 30, 2009, our Board of Directors, performing the duties of the audit committee, reviewed all audit and non-audit related fees at least annually. Since October 1, 2009 this review has been carried out by our audit committee. Our audit committee pre-approved all audit related services for the year ended December 31, 2009.

PART IV

Item 15. Exhibits, Financial Statement Schedules

For our financial statements, see Item 8 set forth on page 9 of this annual report.

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

Date: March 31, 2010	Purio Inc.
	By:	/s/ Daryl English
Daryl English
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Daryl English	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director	March 31, 2010
Daryl English

/s/ Joseph A.M. Swanson	Chief Operating Officer, Vice President and Director	March 31, 2010
Joseph A.M. Swanson