Form 10-Q
period 2010-03-31
PURIO INC.
filed 2010-05-14
CIK 1395005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of May 14, 2010 the registrant’s outstanding common stock consisted of 55,234,063 shares.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited interim financial statements of Purio Inc. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

Purio Inc.
(A Development Stage Company)
March 31, 2010

PURIO, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$208	$279
Prepaid Expenses	-	9,836
Inventory	9,836	10,115
Total Current Assets	10,044	58,503
Property and Equipment
Fixed Assets, Net of Accumulated Depreciation	38,960	41,045
Other Assets
Patents	121,610	121,610

TOTAL ASSETS	$170,614	$172,770

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	292	292
Notes Payable	28,000	28,000
Subscriptions Received	308,449	291,291
Stockholders’ Loans	74,459	91,714
Total Current Liabilities	411,200	411,297

Stockholders' Equity (Deficit)
Common Stock, no par value; stated value $0.001, authorized
375,000,000 shares, issued and outstanding
55,234,063 as at March 31, 2010,
55,234,063 as at December 31, 2009	55,234	55,234
Additional Paid-In Capital	948,974	948,974
Accumulated Other Comprehensive Income	30,166	30,166
Accumulated Deficit During the Development Stage	(1,274,960)	(1,272,901)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(240,586)	(238,527)

TOTAL LIABILITIES AND STOCKOLDERS' EQUITY	$170,614	$172,770

PURIO  INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

			For the Period
			of Inception
			from Nov. 16,
	For the three months ended		1999, through
	March 31		March 31,
	2010	2009	2010
Revenue
Sales	$-	$-	$5,113
Selling Expenses
Marketing	-	-	40,345
General and Administrative Expenses:
Professional fees	-	6,176	411,010
Exploration costs and expenses	-	-	22,219
Occupancy costs	-	8,518	44,839
Consulting	-	-	430,698
Depreciation	1,988	2,060	42,630
Impairment of mineral rights	-	-	3,600
Stock transfer fees	-	-	11,018
Administration	-	-	53,564
Other general and administrative expenses	71	11,343	220,090
Total General and Administrative Expenses	2,059	28,097	1,239,668

Net Operating Loss	(2,059)	(28,097)	(1,274,900)
Other Income (Expense)	-	252	(60)

Net Loss	(2,059)	(27,845)	(1,274,960)

Currency Translation Adjustment	-	2,979	30,246

Comprehensive Loss	$(2,059)	$(24,866)	$(1,244,714)

Loss Per Common Share, basic and diluted	$(0.000)	$(0.000)

Weighted Average Shares Outstanding,
Basic and Diluted:	55,234,063	55,234,063

PURIO INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

			For the Period
			of Inception
			Nov. 16,
	For the three months ended		1999, through
	March 31,		March 31,
	2010	2009	2010
Cash flows from operating activities:
Net operating income (loss)	$(2,059)	$(28,097)	$(1,272,900)
Adjustments to reconcile net loss to
net cash used by operating activities:
Non-cash depreciation	1,988	2,060	40,570
Subscriptions received	17,158	3,500	308,449
Non-cash common stock for services			373,979
Consolidation of subsidiary paid-in capital			(28,994)
Change in operating assets and liabilities:
Accounts payable		(312)	292
Inventory		(2,087)	(9,836)
Net cash provided by (used in) operating activities	17,087	(24,936)	(588,440)

Cash flows from investing activities:
Acquisition of patents			(121,610)
Disposal (acquisition) of equipment	97		(63,808)
Acquisition of water vessels			(15,722)
Net cash provided by (used in) investing activities	97	-	(201,140)

Cash flows from financing activities:
Common stock issued for cash			564,768
Proceeds (repayment) of stockholders’ loans	(17,255)		74,459
Proceeds (repayment) of note payable			28,000
Other contributed capital			92,395
Net cash provided by (used in) financing activities	(17,255)	-	759,622

Effect of exchange rates on cash		3,231	30,166

Net increase (decrease) in cash	(71)	(21,705)	208
Cash, beginning of the period	279	36,409	-

Cash, end of the period	$208	$14,704	$208

Supplemental cash flow disclosure:
Interest paid	$-	$-	$2,471
Taxes paid	$-	$-	$-

PURIO, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from November 16, 1999 (Inception) to March 31, 2010

				Accumulated	Accumulated
				Other	Deficit	Total
	Common Stock		Additional	Comprehen-	during the	Shareholders'
	Number of		Paid-In	sive	Development	Equity
	Shares	Capital	Capital	Income	Stage	(Deficit)
Inception, November 16, 1999	-	$-	$-		$-	$-
Subscriptions received during period		20,379				20,379
Balances, December 31, 1999	-	20,379			-	20,379

Cash contributed from Global Tech			232			232
Subscriptions received during year		115,116				115,116
Net loss for year ended Dec. 31, 2000					(2,672)	(2,672)
Balances, December 31, 2000	-	$135,495	$232		$(2,672)	$133,055

Subscriptions received during year		1,888				1,888
Net loss for year ended Dec. 31, 2001					(5,126)	(5,126)
Balances, December 31, 2001	-	$137,383	$232		$(7,798)	$129,817

Subscriptions received during year		7,630				7,630
Net loss for year ended Dec. 31, 2002					(11,544)	(11,544)
Balances, December 31, 2002	-	$145,013	$232		$(19,342)	$125,903

Subscriptions received during year		1,428				1,428
Net loss for year ended Dec. 31, 2003					(6,149)	(6,149)
Balances, December 31, 2003	-	$146,441	$232		$(25,491)	$121,182

Subscriptions received during year		1,613				1,613
Net loss for year ended Dec. 31, 2004					(8,461)	(8,461)
Balances, December 31, 2004	-	$148,054	$232		$(33,952)	$114,334

Net loss for year ended Dec. 31, 2005					(4,395)	(4,395)
Balances, December 31, 2005	-	$148,054	$232		$(38,347)	$109,939

Net loss for year ended Dec. 31, 2006					(4,330)	(4,330)
Balances, December 31, 2006	-	$148,054	$232		$(42,677)	$105,609

Capital revalued Sep. 28, 2007		(148,054)				(148,054)
Balances September 28, 2007
before stock issue	-	$-	$232		$(42,677)	$(42,445)

Balances September 28, 2007
before stock issue	-	$-	$232		$(42,677)	$(42,445)
Common stock issued for cash @
$0.0026 per share Sep. 28, 2007	10,808,694	10,809	17,569			28,378
Common stock issued for cash @
$0.036 per share Sep. 28, 2007	9,017,010	9,017	313,268			322,285
Common stock issued for cash @
$0.25 per share Sep. 28, 2007	776,600	776	193,329			194,105
Common stock issued for cash @
$0.50 per share Sep. 28, 2007	40,000	40	19,960			20,000
Common stock isued for services @
$0.0545 per share Sep. 28, 2007	6,857,696	6,858	366,886			373,744
Net loss for year ended Dec. 31, 2007					(626,948)	(626,948)

Balances, December 31, 2007	27,500,000	$27,500	$911,244		$(669,625)	$269,119
Merger: Purio Environmental
Water Source, Inc. (PEWS) and
Purio, Inc. February 13, 2008:
Consolidate Purio Inc.			78,849	4,984	(93,809)	(9,976)
Merger adjustments			(28,994)			(28,994)
Retire PEWS stock	(27,500,000)	(27,500)	27,500
Issue Purio Stock	27,500,000	27,500	(27,500)
Issue Purio Stock	27,737,603	27,734	(27,734)
Net loss for year ended Dec. 31, 2008				22,422	(354,876)	(332,454)

Balances, December 31, 2008	55,237,603	$55,234	$933,365	$27,406	$(1,118,310)	$(102,305)
Other contributed capital			15,609			15,609
Net loss for year ended Dec. 31, 2009				2,760	(154,591)	(151,831)

Balances, September 30, 2009	55,237,603	$55,234	$948,974	$30,166	$(1,272,901)	$(238,527)
Net loss for 3 months ended Mar. 31, 2010					(2,059)	(2,059)

Balances, March 31, 2010	55,237,603	$55,234	$948,974	$30,166	$(1,274,960)	$(240,586)

PURIO INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Expressed in US Dollars)
(Unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

The unaudited interim financial statements as of and for the three months ended March 31, 2010 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America.  All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2009 report.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of results for the entire year ending December 31, 2010.

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

(E)  Long-Lived Assets

The Company accounts for long-lived assets under the Statement of Financial Accounting Standards (“SFAS”) Nos. 142 and 144, “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets”.  In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset will not be recoverable.  For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.  Impairment of experimental water clarification equipment is calculated based on its estimated useful life.

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

(G)  Recent Accounting Pronouncements

In May, 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, “Subsequent Events”, which established general accounting standards and disclosure for subsequent events.  In accordance with SFAS No. 165, the Company has evaluated subsequent events through the date the financial statements were filed.

In June, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”.  SFAS No. 168 establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.   The adoption of SFAS No. 168 will not have an impact on the Company’s financial position, results of operations or cash flows.

(H)  Fair Value of Financial Instruments

The FASB issued SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.”  SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of March 31, 2010 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts payable and accrued expenses, and loans payable.

(I)  Loss Per Share

SFAS No. 128, “Earnings Per Share”, requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share (“Diluted EPS”) is similarly calculated using the treasury stock.  At March 31, 2010, there were no potentially dilutive securities.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2010 and 2009:

	2009	2008
Numerator:
Basic and diluted net loss per share:
Net Loss	$(2,059)	$(24,866)
Denominator:
Basic and diluted weighted average number of shares outstanding	55,234,063	55,234,603
Basic and Diluted Net Loss Per Share:	$(0.000)	$(0.000)

(J)  Patent

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

 (K)  Foreign Currency Translation

In accordance with SFAS No. 52, “Foreign Currency Translation”, the Company has determined that its functional currency is the United States Dollar.  The Company did not record a consolidated comprehensive gain or loss in the three months ended March 31, 2010, because the transactions through a Canadian bank were conducted in U.S. dollars.  Exchange differences since inception are accumulated as a component of accumulated other comprehensive gain.

(L)  Comprehensive Income (Loss)

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

At March 31, 2010, the Company was authorized to issue 375,000,000 shares, of which there were 55,234,603 shares issued and outstanding.

NOTE 4.  GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, and from inception has a consolidated net operating loss of $1,274,960.  The Company has negative consolidated working capital of $401,156 and a stockholders’ deficit of $240,586 as at March 31, 2010.  There is substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Business Overview

As of the closing date of the share exchange agreement on February 13, 2008, we adopted the business of PEWS, which involves selling clarified and reclaimed product water for human consumption, as well as agricultural, industrial, domestic and recreational uses. Our business strategy is to generate revenues through the production, processing and distribution of clarified and reclaimed product water. In addition, we intend to distribute water purification equipment in Canada, the Unites States and internationally through license agreements and other appropriate arrangements.

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

We also intend to distribute a comprehensive line of in-home and office drinking water purification equipment in Canada and the Unites States.

Results of Operations

Our results of operations are presented below:

	Three Months Ended March 31, 2010 ($)	Three Months Ended March 31, 2009 ($)	Period from November 16, 1999 (Date of Inception) to March 31, 2010 ($)
Revenue	-	-	5,113
Selling Expenses	-	-	40,345
General and Administrative Expenses	2,059	28,097	1,237,608
Net Loss	2,059	27,845	1,272,900

During the three months ended March 31, 2010 we incurred a net loss of $2,059, compared to a net loss of $27,845 during the same period in fiscal 2009. Our net loss from our inception on November 16, 1999 to March 31, 2010 was $1,272,900. We did not experience any net loss per share during the three months ended March 31, 2010 or 2009.

Our total operating expenses during the three months ended March 31, 2010 were $2,059, compared to total operating expenses of $28,097 during the same period in fiscal 2009. Our total operating expenses from our inception on November 16, 1999 to March 31, 2010 were $1,272,840.

Our total operating expenses during the three months ended March 31, 2010 consisted entirely of general and administrative expenses, including $1,988 in depreciation and $71 in other general and administrative expenses. We did not incur any other operating expenses during this period.

Our total operating expenses during the three months ended March 31, 2009 consisted entirely of general and administrative expenses, including $6,176 in professional fees, $8, 518 in occupancy costs, $2,060 in depreciation and $11,343 in other general and administrative expenses. We did not incur any other operating expenses during this period.

Our total operating expenses from our inception on November 16, 1999 to March 31, 2010 consisted of $40,345 in selling expenses, $411,010 in professional fees, $22,219 in exploration costs and expenses, $44,839 in occupancy costs, $430,698 in consulting fees, $40,570 in depreciation, $3,600 in impairment of mineral rights, $11,018 in stock transfer fees, $53,564 in administration costs and $220,090 in other general and administrative expenses.

Our general and administrative expenses consisted of travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax and telephone), office supplies, web development and courier and postage costs. Our professional fees consisted of legal, accounting and auditing fees.

The decrease in our operating expenses for the three months ended March 31, 2010 was primarily due to decreases in our professional fees, occupancy costs and other general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2010 we had cash of $208 in our bank accounts. As of March 31, 2010 we also had inventory of $9,836, property and equipment of $38,960 and patents of $121,610, for total assets of $170,614.

As of March 31, 2010 we had current assets of $10,044, current liabilities of $411,200 and a working capital deficit of $401,156. Our accumulated deficit from our inception on November 16, 1999 to March 31, 2010 was $1,274,960 and was funded primarily through equity financing and loans from stockholders.

During the three months ended March 31, 2010 we received net cash of $17,087 from operating activities, compared to net cash spending of $24,936 on operating activities during the same period in fiscal 2009. The decrease in our expenditures on operating activities during the three months ended March 31, 2010 was primarily due to an increase in subscriptions received and a decrease in our net operating loss.

During the three months ended March 31, 2010 we received net cash of $97 from investing activities, whereas we did not engage in any investing activities during the same period in fiscal 2009. The increase in our receipts from investing activities during the three months ended March 31, 2010 was primarily due to an increase in our disposition of equipment.

During the three months ended March 31, 2010 we spent net cash of $17,255 on financing activities, whereas we did not engage in any financing activities during the same period in fiscal 2009. The increase in our expenditures on financing activities during the three months ended March 31, 2010 was primarily due to an increase in our repayment of stockholders’ loans.

During the three months ended March 31, 2010 our monthly cash requirements to fund our operating activities was approximately $24 compared to $7,235 during the same period in fiscal 2009. In the absence of additional subscriptions or stockholder loans, our cash of $208 as of March 31, 2010 is sufficient to cover our current monthly burn rate for less than one month.

We estimate our planned expenses for the next 12 months (beginning May 2010) to be approximately $1,000,000, as summarized in the table below:

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

Based on our planned expenditures, we require additional funds of approximately $999,800 (a total of $1,000,000 less our approximately $210 in cash as of March 31, 2010) to proceed with our business plan over the next 12 months. If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Future Financings

We have generated limited revenues, have achieved losses since our inception, and rely upon the sale of our securities to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our financial statements for the three months ended March 31, 2010 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

We will require approximately $1,000,000 over the next 12 months in order to enable us to proceed with our plan of operations, including paying our ongoing expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we intend to raise the balance of our cash requirements for the next 12 months (approximately $999,800) from private placements, stockholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us.

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

Principles of Consolidation

Our consolidated financial statements include the accounts of Purio Inc. and Purio Environmental Water Source, Inc., a wholly owned subsidiary. Significant inter-company transactions have been eliminated.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control

During the three months ended March 31, 2010 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

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

Date: May 14, 2010	Purio Inc.

	By:	/s/ Daryl English
Daryl English
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director