Form 10-Q
period 2010-06-30
PURIO INC.
filed 2010-08-09
CIK 1395005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of August 9, 2010 the registrant’s outstanding common stock consisted of 55,234,063 shares.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited interim financial statements of Purio Inc. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

Purio Inc.
(A Development Stage Company)

June 30, 2010

PURIO INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
As at June 30, 2010 (unaudited) and December 31, 2009

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$2,062	$279
Prepaid Expenses	-	-
Inventory	9,836	9,836
Total Current Assets	11,898	10,115
Property and Equipment
Fixed Assets, Net of Accumulated Depreciation	37,063	41,045
Other Assets
Patents	121,610	121,610

TOTAL ASSETS	$170,571	$172,770

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	1,070	292
Notes Payable	46,787	28,000
Subscriptions Received	291,291	291,291
Stockholders’ Loans	86,237	91,714
Total Current Liabilities	425,385	411,297

Stockholders' Equity (Deficit)
Common Stock, no par value; stated value $0.001, authorized
375,000,000 shares, issued and outstanding
55,234,063 as at June 30, 2010,
55,234,063 as at December 31, 2009	55,234	55,234
Additional Paid-In Capital	948,974	948,974
Accumulated Other Comprehensive Income	30,177	30,166
Accumulated Deficit During the Development Stage	(1,289,199)	(1,272,901)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(254,814)	(238,527)

TOTAL LIABILITIES AND STOCKOLDERS' EQUITY	$170,571	$172,770

PURIO INC.
(A Development Stage Company)
 CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

			`		For the Period
					of Inception
					from Nov. 16,
	For the three months ended		For the six months ended		1999, through
	June 30		June 30		June 30,
	2010	2009	2010	2009	2010
Revenue
Sales	$-	$-	$-	$-	$5,113
Selling, General and Administrative Expenses:
Marketing	-	-	-	-	40,345
Professional Fees	12,191	15,523	12,191	21,700	423,201
Exploration Costs and Expenses	-	-	-	-	22,219
Occupancy Costs	-	4,200	-	12,718	44,839
Consulting	-	-	-	-	430,698
Depreciation	1,991	2,060	3,982	4,120	44,624
Impairment of mineral rights	-	-	-	-	3,600
Stock Transfer Fees	-	-	-	-	11,018
Administration	-	8,422	-	13,524	53,564
Other Selling, General and Administrative Expenses	55	2,180	124	8,218	220,143
Total Selling, General and Administrative Expenses	14,237	32,385	16,297	60,280	1,294,251

Net Operating Loss	(14,237)	(32,385)	(16,297)	(60,280)	(1,289,138)

Other Income (Expense)
Interest Income	-	-	-	252
Other Income	777	-	777	-	777
Interest Expense	(478)	(476)	(778)	(678)	(838)
	(476)	280	2,553	7,598	30,352

Net Loss	(13,888)	(32,861)	(16,298)	(60,706)	(1,289,199)
Currency Translation Adjustment	12	-	11	2,979	30,177

Comprehensive Loss	$(13,876)	$(32,861)	$(16,287)	$(57,727)	$(1,259,022)

Loss Per Common Share, Basic and Diluted	$(0.000)	$(0.000)	$(0.000)	$(0.001)

Weighted Average Shares Outstanding, Basic and Diluted:	55,237,063	55,237,063	55,237,063	55,237,603

PURIO INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

					For the Period
					of Inception
					Nov. 16,
	For the three months ended		For the six months ended		1999, through
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010
Cash Flows from Operating Activities:
Net Operating Income (Loss)	$(13,888)	$(32,861)	$(57,727)	$(57,727)	$(1,289,119)
Adjustments to Reconcile Net Loss to
Net Cash Used by Operating Activities:
Non-Cash Depreciation	1,992	2,060	3,982	4,120	44,624
Subscriptions Received				3,500	291,291
Non Cash Common Stock for Services					373,979
Consolidation of Subsidiary Paid-In Capital					(28,994)
Change in Operating Assets and Liabilities:
Accounts Payable, Accrued Interest	428	1,976	778	1,664	1,070
Inventory				(2,087)	(9,836)
Net Cash (Used by) Operating Activities	(11,468)	(28,825)	(11,538)	(50,530)	(617,065)

Cash Flows from Investing Activities:
Acquisition of Patents					(121,610)
Disposal (Acquisition) of Equipment					(63,904)
Acquisition of Water Vessels					(15,722)
Net Cash (Used by) Investing Activities	-	-	-	-	(201,236)

Cash Flows from Financing Activities:
Common Stock Issued for Cash					564,768
Proceeds (Repayment) of Stockholders’ Loans	(5,477)	14,200	(5,477)	14,200	86,237
Proceeds (Repayment) of Notes Payable	18,786	1,500	18,786	1,500	46,786
Other Contributed Capital					92,395
Net Cash (Used by) Provided by Financing Activities	13,309	15,700	13,309	15,700	790,186

Effect of exchange rates on cash	12		12		30,177
Net increase (decrease) in cash	1,853	(13,125)	1,783	(34,830)	2,062
Cash, beginning of the period	209	14,704	279	36,409	-

Cash, end of the period	$2,062	$1,579	$2,062	$1,579	$2,062

Supplemental cash flow disclosure:
Interest paid	$-	$476	$-	$678	$2,471
Taxes paid	$-	$-	$-	$-	$-

PURIO INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from November 16, 1999 (Inception) to June 30, 2010
(Unaudited)

				Accumulated	Accumulated
				Other	Deficit	Total
	Common Stock		Additional	Comprehen-	during the	Shareholders'
	Number of		Paid-In	sive	Development	Equity
	Shares	Capital	Capital	Income	Stage	(Deficit)

Inception, November 16, 1999	-	$-	$-		$-	$-
Subscriptions received during period		20,379				20,379
Balances, December 31, 1999	-	20,379			-	20,379

Cash contributed from Global Tech			232			232
Subscriptions received during year		115,116				115,116
Net loss for year ended Dec. 31, 2000					(2,672)	(2,672)
Balances, December 31, 2000	-	$135,495	$232		$(2,672)	$133,055

Subscriptions received during year		1,888				1,888
Net loss for year ended Dec. 31, 2001					(5,126)	(5,126)
Balances, December 31, 2001	-	$137,383	$232		$(7,798)	$129,817

Subscriptions received during year		7,630				7,630
Net loss for year ended Dec. 31, 2002					(11,544)	(11,544)
Balances, December 31, 2002	-	$145,013	$232		$(19,342)	$125,903

Subscriptions received during year		1,428				1,428
Net loss for year ended Dec. 31, 2003					(6,149)	(6,149)
Balances, December 31, 2003	-	$146,441	$232		$(25,491)	$121,182

Subscriptions received during year		1,613				1,613
Net loss for year ended Dec. 31, 2004					(8,461)	(8,461)
Balances, December 31, 2004	-	$148,054	$232		$(33,952)	$114,334

Net loss for year ended Dec. 31, 2005					(4,395)	(4,395)
Balances, December 31, 2005	-	$148,054	$232		$(38,347)	$109,939

Net loss for year ended Dec. 31, 2006					(4,330)	(4,330)
Balances, December 31, 2006	-	$148,054	$232		$(42,677)	$105,609

Capital revalued Sep. 28, 2007		(148,054)				(148,054)
Balances September 28, 2007
before stock issue	-	$-	$232		$(42,677)	$(42,445)

Balances September 28, 2007
before stock issue	-	$-	$232		$(42,677)	$(42,445)
Common stock issued for cash @
$0.0026 per share Sep. 28, 2007	10,808,694	10,809	17,569			28,378
Common stock issued for cash @
$0.036 per share Sep. 28, 2007	9,017,010	9,017	313,268			322,285
Common stock issued for cash @
$0.25 per share Sep. 28, 2007	776,600	776	193,329			194,105
Common stock issued for cash @
$0.50 per share Sep. 28, 2007	40,000	40	19,960			20,000
Common stock isued for services @
$0.0545 per share Sep. 28, 2007	6,857,696	6,858	366,886			373,744
Net loss for year ended Dec. 31, 2007					(626,948)	(626,948)

Balances, December 31, 2007	27,500,000	$27,500	$911,244		$(669,625)	$269,119
Merger: Purio Environmental
Water Source, Inc. (PEWS) and
Purio, Inc. February 13, 2008:
Consolidate Purio Inc.			78,849	4,984	(93,809)	(9,976)
Merger adjustments			(28,994)			(28,994)
Retire PEWS stock	(27,500,000)	(27,500)	27,500
Issue Purio Stock	27,500,000	27,500	(27,500)
Issue Purio Stock	27,737,603	27,734	(27,734)

Net loss for year ended Dec. 31, 2008				22,422	(354,876)	(332,454)

Balances, December 31, 2008	55,237,603	$55,234	$933,365	$27,406	$(1,118,310)	$(102,305)
Other contributed capital			15,609			15,609
Net loss for year ended Dec. 31, 2009				2,760	(154,591)	(151,831)

Balances, September 30, 2009	55,237,603	$55,234	$948,974	$30,166	$(1,272,901)	$(238,527)
Net loss for 6 months ended June 30, 2010				11	(16,298)	(16,287)

Balances, June 30, 2010	55,237,603	$55,234	$948,974	$30,177	$(1,289,199)	$(254,814)

PURIO INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Expressed in US Dollars)
(Unaudited)

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

The unaudited interim financial statements as of and for the six months ended June 30, 2010 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America.  All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2009 report.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  The results of operations for the six months ended June 30, 2010 are not necessarily indicative of results for the entire year ending December 31, 2010.

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

(E)  Long-Lived Assets

The Company accounts for long-lived assets under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 340-10, Other Assets and Deferred Costs. In accordance with ASC 340, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset will not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.  Impairment of experimental water clarification equipment is calculated based on its estimated useful life.

(F)  Income Taxes

The Company utilizes FASB ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company generated a deferred tax credit through net operating loss carryforward.  However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined below.

(G)  Recent Accounting Pronouncements

In May, 2009, the FASB issued ASC 855, Subsequent Events, which established general standards of accounting and disclosure for events that occur after the balance sheet date, but before financial statements are issued or available to be issued.  In accordance with ASC 855, the Company has evaluated subsequent events through the date the financial statements were filed.

In June, 2009, the FASB issued their final Statement of Financial Accounting Standards (“SFAS”) No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  This was reflected in the codification as FASB ASC 105, Generally Accepted Accounting Principles.   “ASC” is the single source of authoritative US generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities.  It is effective for financial statements issued for interim and annual periods ending after September 15, 2009.   It will not have an impact on the Company’s financial position, results of operations or cash flows.

(H)  Loss Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented.  ASC 260 requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share (“Diluted EPS”) is similarly calculated using the treasury stock.  At June 30, 2010, there were no potentially dilutive securities.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended June 30, 2010 and 2009:

	2010	2009
Numerator:
Basic and diluted net loss per share:	$(16,287)	$(57,727)
Net Loss
Denominator:
Basic and diluted weighted average number of shares outstanding	55,2347,603	55,237,603
Basic and Diluted Net Loss Per Share:	$(0.000)	$(0.001)

(I)  Patent

The patent is United States Patent 5904855 granted May 18, 1999 for a “Closed Chemically Advanced Treatment System”.  The invention described in the patent is used by the Company in the water purification equipment which is under development.  The patent is not in use to protect marketed products and is therefore not amortized.  There has been no change in circumstances that would warrant impairment per an evaluation under FASB ASC 340-10.

(J)  Foreign Currency Translation

In accordance with FASB ASC 830-20, Foreign Currency Transactions, the Company has determined that its functional currency is the United States Dollar.  The Company recorded a foreign currency gain of $12 in the six months ended June 30, 2010.  Exchange differences since inception are accumulated as a component of accumulated other comprehensive gain.

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

(L)  Fair Value of Financial Instruments

The FASB issued ASC 820-10, Fair Value Measurements and Disclosures, for financial assets and liabilities.  ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available.  The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

-	Level 1: Quoted prices in active markets for identical assets or liabilities

-
Level 2:  Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

-	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of June 30, 2010, reflect

-	Cash: Level One measurement based on bank reporting.
-	Subscriptions Received: Level 2 based on contract.
-	Loans from Officers: Level 3 based on promissory notes.
-	Notes Payable: Level 2 based on observable inputs.

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

Because the Company had not yet established the viability of the property, the mineral rights were impaired 100% on March 31, 2008.

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

At June 30, 2010, the Company was authorized to issue 375,000,000 shares, of which there were 55,234,603 shares issued and outstanding.

NOTE 4.   GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, and from inception has a consolidated net operating loss of $1, 289,199.  The Company has negative consolidated working capital of $413,487 and a stockholders’ deficit of $254,814 as at June 30, 2010.  There is substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 5.   LITIGATION

There are no significant legal proceedings against the Company with respect to matters arising in the ordinary course of business.

NOTE 6.   SUBSEQUENT EVENTS

Events subsequent to June 30, 2010 have been evaluated through August 4, 2010, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  Management found no subsequent events to be disclosed.

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

We also intend to distribute a comprehensive line of in-home and office drinking water purification equipment in Canada and the Unites States.

Results of Operations

Our results of operations are presented below:

	Three Months Ended June 30, 2010 ($) (Unaudited)	Three Months Ended June 30, 2009 ($) (Unaudited)	Six Months Ended June 30, 2010 ($) (Unaudited)	Six Months Ended June 30, 2009 ($) (Unaudited)	Period from November 16, 1999 (Date of Inception) to June, 2010 ($) (Unaudited)
Revenue	-	-	-	-	5,113
Selling, General and Administrative Expenses	14,237	32,385	16,297	60,280	1,294,251
Net Loss	13,888	32,861	16,298	60,706	1,289,199

Results of Operations for the Three Months Ended June 30, 2010 and for the period from November 16, 1999 (Date of Inception) to June 30, 2010

During the three months ended June 30, 2010 we incurred a net loss of $13,888, compared to a net loss of $32,861 during the same period in fiscal 2009. Our net loss from our inception on November 16, 1999 to June 30, 2010 was $1,289,199. We did not experience any net loss per share during the three months ended June 30, 2010 or 2009.

Our total operating expenses during the three months ended June 30, 2010 were $14,237, compared to total operating expenses of $32,385 during the same period in fiscal 2009. Our total operating expenses from our inception on November 16, 1999 to June 30, 2010 were $1,294,251.

Our total operating expenses during the three months ended June 30, 2010 consisted entirely of selling, general and administrative expenses, including $12,191 in professional fees, $1,991 in depreciation and $55 in other selling, general and administrative expenses. We did not incur any other operating expenses during this period.

Our total operating expenses during the three months ended June 30, 2009 consisted entirely of selling, general and administrative expenses, including $15,523 in professional fees, $4,200 in occupancy costs, $2,060 in depreciation, $8,422 in administration and $2,180 in other selling, general and administrative expenses. We did not incur any other operating expenses during this period.

Our total operating expenses from our inception on November 16, 1999 to June 30, 2010 consisted of $40,345 in marketing expenses, $423,201 in professional fees, $22,219 in exploration costs and expenses, $44,839 in occupancy costs, $430,698 in consulting fees, $44,624 in depreciation, $3,600 in impairment of mineral rights, $11,018 in stock transfer fees, $53,564 in administration costs and $220,143 in other general and administrative expenses.

Our general and administrative expenses consisted of travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax and telephone), office supplies, web development and courier and postage costs. Our professional fees consisted of legal, accounting and auditing fees.

The decrease in our operating expenses for the three months ended June 30, 2010 was primarily due to decreases in our professional fees, occupancy costs and administration expenses.

Results of Operations for the Six Months Ended June 30, 2010

During the six months ended June 30, 2010 we incurred a net loss of $16,298, compared to a net loss of $60,706 during the same period in fiscal 2009. We did not experience any net loss per share during the six months ended June 30, 2010, whereas we experienced a net loss per share of $0.001 during the same period in fiscal 2009.

Our total operating expenses during the six months ended June 30, 2010 were $16,297, compared to total operating expenses of $60,280 during the same period in fiscal 2009.

Our total operating expenses during the six months ended June 30, 2010 consisted entirely of selling, general and administrative expenses, including $12,191 in professional fees, $3,982 in depreciation and $124 in other selling, general and administrative expenses. We did not incur any other operating expenses during this period.
.
Our total operating expenses during the six months ended June 30, 2009 consisted entirely of selling, general and administrative expenses, including $21,700 in professional fees, $12,718 in occupancy costs, $4,120 in depreciation, $13,524 in administration costs and $8,218 in other selling, general and administrative expenses. We did not incur any other operating expenses during this period.

The decrease in operating expenses for the six months ended June 30, 2010 was primarily due to decreases in our professional fees, occupancy costs, administration expenses and other selling, general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2010 we had cash of $2, 062 in our bank accounts. As of June 30, 2010 we also had inventory of $9,836, property and equipment of $37,063 and patents of $121,610, for total assets of $170,571.

As of June 30, 2010 we had current assets of $11,898, current liabilities of $425,385 and a working capital deficit of $413,487. Our accumulated deficit from our inception on November 16, 1999 to June 30, 2010 was $1,289,199 and was funded primarily through equity financing and loans from stockholders.

During the three months ended June 30, 2010 we spent net cash of $11,468 on operating activities, compared to net cash spending of $28,825 on operating activities during the same period in fiscal 2009. The decrease in our expenditures on operating activities during the three months ended June 30, 2010 was primarily due to a decrease in our net operating loss for the period.

During the six months ended June 30, 2010 we spent net cash of $11,538 on operating activities, compared to net cash spending of $50,530 on operating activities during the same period in fiscal 2009. The decrease in our expenditures on operating activities during the six months ended June 30, 2010 was primarily due to a decrease in our net operating loss for the period.

We did not engage in any investing activities during the three months or six months ended June 30, 2010, nor did we engage in any investing activities during the same periods in fiscal 2009.

During the three months ended June 30, 2010 we received net cash of $13,309 from financing activities, whereas we received net cash of $15,700 from financing activities during the same period in fiscal 2009. The increase in our receipts from financing activities during the three months ended June 30, 2010 was primarily due to an increase in our proceeds from notes payable.

During the six months ended June 30, 2010 we received net cash of $13,309 from financing activities, whereas we received net cash of $15,700 from financing activities during the same period in fiscal 2009. The increase in our receipts from financing activities during the three months ended June 30, 2010 was primarily due to an increase in our proceeds from notes payable.

We estimate our planned expenses for the next 12 months (beginning August 2010) to be approximately $1,000,000, as summarized in the table below:

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

Based on our planned expenditures, we require additional funds of approximately $998,000 (a total of $1,000,000 less our approximately $2,000 in cash as of June 30, 2010) to proceed with our business plan over the next 12 months. If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

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

We will require approximately $1,000,000 over the next 12 months in order to enable us to proceed with our plan of operations, including paying our ongoing expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we intend to raise the balance of our cash requirements for the next 12 months (approximately $998,000) from private placements, stockholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us.

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

Patent

The patent is United States Patent 5904855 granted May 18, 1999 for a “Closed Chemically Advanced Treatment System”. The invention described in the patent is used by us in the water purification equipment which is under development. The patent is not in use to protect marketed products and is therefore not amortized. There has been no change in circumstances that would warrant impairment per an evaluation under FASB ASC 340-10.

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

Changes in Internal Control

During the three months ended June 30, 2010 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 9, 2010	Purio Inc.

	By:	/s/ Daryl English
Daryl English
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director